Form 10-Q
period 1996-03-30
AUTHENTIC FITNESS CORP
filed 1996-05-14
CIK 887538

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996

                                                           OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 1-11202

                            ------------------------

                         AUTHENTIC FITNESS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        DELAWARE                                                 95-4268251
              (STATE OR OTHER JURISDICTION                                    (I.R.S. EMPLOYER
           OF INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NO.)

                               6040 BANDINI BLVD.
                           COMMERCE, CALIFORNIA 90040
             (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                 (213) 726-1262
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

                        COPIES OF ALL COMMUNICATIONS TO:

                         AUTHENTIC FITNESS CORPORATION
                                 90 PARK AVENUE
                                   26TH FLOOR
                            NEW YORK, NEW YORK 10016
                           ATTENTION: GENERAL COUNSEL

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The number of shares outstanding of the registrant's Common Stock as of May 6, 1996 is as follows: 22,164,776.

________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                            MARCH 30,      JULY 1,
                                                                                              1996          1995
                                                                                           -----------    --------
                                                                                           (UNAUDITED)
                                                                                              (IN THOUSANDS OF
                                                                                                  DOLLARS)

                                         ASSETS
Current assets:
     Cash...............................................................................    $   1,400     $    772
     Accounts receivable -- net.........................................................      112,161       71,410
     Accounts receivable from affiliates................................................        4,278        9,687
     Inventories:
          Finished goods................................................................       76,195       53,944
          Raw materials and work in process.............................................       20,342       19,059
                                                                                           -----------    --------
               Total inventories........................................................       96,537       73,003
Other current assets....................................................................       20,360        7,636
                                                                                           -----------    --------
               Total current assets.....................................................      234,736      162,508
                                                                                           -----------    --------
Property, plant and equipment, (net of accumulated depreciation of $9,557 and $5,891,
  respectively).........................................................................       40,830       35,185
Intangibles and other assets -- net.....................................................       86,147       80,546
                                                                                           -----------    --------
                                                                                            $ 361,713     $278,239
                                                                                           -----------    --------
                                                                                           -----------    --------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility..........................................    $ 149,264     $ 36,787
     Current portion of long-term debt..................................................          355        7,388
     Accounts payable and accrued liabilities...........................................       22,098       31,894
     Accounts payable to affiliates.....................................................       13,672       12,899
     Accrued income taxes...............................................................        3,874        7,489
                                                                                           -----------    --------
               Total current liabilities................................................      189,263       96,457
                                                                                           -----------    --------
Long-term debt..........................................................................        1,688       32,446
Deferred income taxes...................................................................        7,431        7,428
Stockholders' equity:
     Common Stock; $.001 par value......................................................           21           18
     Capital in excess of par value.....................................................      127,260      112,078
     Cumulative translation adjustment..................................................         (681)        (740)
     Retained earnings..................................................................       36,731       30,552
                                                                                           -----------    --------
               Total stockholders' equity...............................................      163,331      141,908
                                                                                           -----------    --------
                                                                                            $ 361,713     $278,239
                                                                                           -----------    --------
                                                                                           -----------    --------

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    -------------------    -----------------------
                                                                    MARCH 30,    APRIL 1,    MARCH 30,     APRIL 1,
                                                                      1996        1995         1996          1995
                                                                    ---------    -------    -----------    --------
                                                                                      (UNAUDITED)
                                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)

Net revenues.....................................................    $98,860     $74,848     $ 219,066     $168,765
Cost of goods sold...............................................     61,332      46,585       133,958      104,993
                                                                    ---------    -------    -----------    --------
Gross profit.....................................................     37,528      28,263        85,108       63,772
Selling, general and administrative expenses.....................     21,586      16,417        51,827       38,456
Special bad debt loss............................................     11,623       --           11,623        --
                                                                    ---------    -------    -----------    --------
Income before interest and income taxes..........................      4,319      11,846        21,658       25,316
Interest expense.................................................      3,313       2,171         8,236        4,594
                                                                    ---------    -------    -----------    --------
Income before income taxes.......................................      1,006       9,675        13,422       20,722
Provision for income taxes.......................................        397       3,700         5,152        8,228
                                                                    ---------    -------    -----------    --------
Income before extraordinary item.................................        609       5,975         8,270       12,494
Extraordinary item -- net of income tax benefit of $833..........     (1,359)      --           (1,359)       --
                                                                    ---------    -------    -----------    --------
               Net income (loss).................................    $  (750)    $ 5,975     $   6,911     $ 12,494
                                                                    ---------    -------    -----------    --------
                                                                    ---------    -------    -----------    --------
Earnings per share:
     Income before extraordinary item............................    $  0.03     $  0.28     $    0.37     $   0.58
     Extraordinary item..........................................      (0.06)      --            (0.06)       --
                                                                    ---------    -------    -----------    --------
               Net income (loss).................................    $ (0.03)    $  0.28     $    0.31     $   0.58
                                                                    ---------    -------    -----------    --------
                                                                    ---------    -------    -----------    --------
Weighted average number of common shares outstanding.............     23,253      21,708        22,420       21,701
                                                                    ---------    -------    -----------    --------
                                                                    ---------    -------    -----------    --------
Related party transactions included in the Consolidated Condensed
  Statements of Operations:
     Product sales...............................................    $ 2,130     $ 1,204     $   5,319     $  2,387
     Purchases of goods and services.............................      1,366       1,248         4,576        4,096
     Royalties paid and accrued..................................      1,828       1,500         4,215        3,214
     Interest expense............................................        204         299           758          732

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                                                                                             NINE MONTHS ENDED
                                                                                      -------------------------------
                                                                                      MARCH 30, 1996    APRIL 1, 1995
                                                                                      --------------    -------------
                                                                                                (UNAUDITED)
                                                                                         (IN THOUSANDS OF DOLLARS)

Cash flows from operating activities:
     Net income....................................................................      $  6,911         $  12,494
     Adjustments to reconcile net income to net cash used in operating activities:
          Extraordinary item.......................................................         1,359           --
          Depreciation and amortization............................................         5,608             4,539
          Special bad debt loss....................................................        11,763           --
          Other....................................................................         2,052             1,636
     Income taxes paid.............................................................        (2,772)           (1,300)
     Other changes in operating accounts...........................................       (92,352)          (63,915)
                                                                                      --------------    -------------
               Net cash used in operating activities...............................       (67,431)          (46,546)
Cash flows from investing activities:
     Purchases of property and equipment...........................................       (17,413)          (14,635)
     Increase in intangibles and other assets......................................           (78)           (9,350)
     Other, net....................................................................        (1,562)           (1,716)
                                                                                      --------------    -------------
               Net cash used in investing activities...............................       (19,053)          (25,701)
Cash flows from financing activities:
     Borrowings under revolving credit facility....................................       112,477            54,091
     Net proceeds from the sale of common stock and exercise of options............        51,712               537
     Purchase of Series A Warrant..................................................       (36,484)          --
     Proceeds from Bridge Loan and other debt......................................        38,500            20,000
     Dividends paid................................................................          (732)          --
     Payment of deferred financing fees............................................        (2,070)             (505)
     Repayments of debt............................................................       (76,291)           (2,196)
                                                                                      --------------    -------------
               Net cash provided by financing activities...........................        87,112            71,927
                                                                                      --------------    -------------
Net change in cash.................................................................           628              (320)
Cash at beginning period...........................................................           772             1,081
                                                                                      --------------    -------------
Cash at end of period..............................................................      $  1,400         $     761
                                                                                      --------------    -------------
                                                                                      --------------    -------------
Other changes in operating accounts:
     Accounts receivable...........................................................      $(47,105)        $ (30,066)
     Inventories...................................................................       (23,534)          (40,930)
     Other current assets..........................................................       (12,724)           (4,774)
     Accounts payable and accrued liabilities......................................        (8,989)           11,855
                                                                                      --------------    -------------
                                                                                         $(92,352)        $ (63,915)
                                                                                      --------------    -------------
                                                                                      --------------    -------------

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of March 30, 1996 as well as its results of operations and cash flows for the periods ended March 30, 1996 and April 1, 1995. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended July 2, 1995.

     2. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

     3. On September 13, 1995 the Company purchased from General Electric Capital Corporation ('GECC') one-half of a warrant to acquire 3,618,358 shares of the Company's common stock at $.005 per share (the Series A Warrant) for 36,183,580 or $20 per share (representing 1,809,179 shares). The Company had agreed to purchase 1,309,179 of the remaining shares subject to the Series A Warrant in January 1996 for an additional $26,183,580 or $20 per share. The Company and GECC have amended their agreement to provide that the Company has the option, at its sole discretion, to repurchase the remaining 1,809,179 shares of common stock subject to the Series A Warrant at any time, on or before March 17, 1997 (in full but not in part), by giving ten days written notice to GECC. The purchase price for the remaining 1,809,179 shares should the Company decide to exercise its option would be $43,420,296 ($24 per share). The purchase of the Series A Warrant was funded with the proceeds of a five-year bridge loan (the 'Bridge Loan') provided under the Company's Credit Agreement.

     4. On October 16, 1995 the Company sold 2, 500,000 shares of its common stock in an underwritten public offering (the 'Offering'). Net proceeds from the Offering were approximately $51 million and were used to repay outstanding amounts under the Bridge Loan and to repay certain amounts outstanding under the term loan portion of the Company's Bank Credit Agreement.

     5. On January 11, 1996, the Company amended its Bank Credit Agreement to increase amounts available under its revolving loan from $105 million to approximately $141 million ('Amended Bank Credit Agreement'). Amounts outstanding under the Amended Bank Credit Agreement bear interest at the bank's base rate plus .75% or at LIBOR plus 1.75%. Under certain conditions the interest rate payable on amounts outstanding under the Company's amended Bank Credit Agreement can be reduced to as low as LIBOR plus .50%

     On March 26, 1996, the Company entered a new $250 million Credit Agreement (the '250 Million Credit Agreement'). The $250 Million Credit Agreement provides the Company with a $250 million revolving line of credit, with no required amortization payments, and replaced the Amended Bank Credit Agreement. Amounts outstanding under the $250 Million Credit Agreement bear interest at the Bank's base rate or at LIBOR plus .75%. The interest rate payable on outstanding indebtedness can be reduced as low as LIBOR plus .50% if the Company meets certain financial tests. Borrowing under the $250 Million Credit Agreement is secured by substantially all of the assets of the Company. The $250 Million Credit Agreement requires that the Company meet certain financial tests and ratios including, (i) interest and lease coverage ratio, (ii) minimum adjusted net worth, (iii) maximum total debt to EBITDA ratio, (iv) minimum EBITDA and
(v) maximum capital expenditures. The Company repaid amounts outstanding under the term loan portion of the Amended Bank Credit Agreement with amounts available under the $250 Million Credit Agreement on March 26, 1996.

     6. On April 26, 1996, Herman's Sporting Goods, Inc . ('Herman's') filed bankruptcy and on May 2, 1996 announced their liquidation. As a result, the Company recorded a special bad debt loss of $11.6 million ($7.2 million net of income tax benefit) in the third quarter of fiscal 1996 attributable to the write-off of uncollectible accounts receivable and the write-down in the value of Herman's common stock received as a distribution to creditors from Herman's original bankruptcy settlement. The special bad debt loss is net of anticipated gross recoveries from the Company's credit insurance policy of approximately $4.6 million.

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     7. In March 1996, in conjunction with the refinancing of the Company's bank credit agreement, the Company recorded a non-cash extraordinary charge of $1,359 (net of income tax benefits of $0.8 million) related to the write-off of deferred financing costs under the Amended Bank Credit Agreement.

     8. The Company's provision for income taxes differs from U.S. statutory income tax rates due to the impact of state income taxes, non-deductible intangible amortization and foreign income taxes in excess of 35%, partially offset by certain tax credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               ---------------------    ---------------------
                                                               MARCH 30,    APRIL 1,    MARCH 30,    APRIL 1,
                                                                 1996         1995        1996         1995
                                                               ---------    --------    ---------    --------
                                                                      (AMOUNTS IN MILLIONS OF DOLLARS)

Net revenues................................................     $98.9       $ 74.8      $ 219.1      $168.8
Cost of goods sold..........................................      61.3         46.6        134.0       105.0
                                                               ---------    --------    ---------    --------
Gross profit................................................      37.5         28.3         85.1        63.8
    Percent to net revenue..................................      38.0%        37.8%        38.9%       37.8%
Selling, general and administrative expenses................      21.6         16.4         51.8        38.5
                                                               ---------    --------    ---------    --------
Income before special bad debt loss, interest and income
  taxes.....................................................      15.9         11.9         33.3        25.3
    Percent to net revenue..................................      16.1%        15.8%        15.2%       15.0%
Special bad debt loss.......................................      11.6        --            11.6       --
Interest expense............................................       3.3          2.2          8.2         4.6
Provision for income taxes..................................       0.4          3.7          5.2         8.2
Extraordinary item..........................................       1.4        --             1.4       --
                                                               ---------    --------    ---------    --------
Net income (loss)...........................................     $(0.7)      $  6.0      $   6.9      $ 12.5
                                                               ---------    --------    ---------    --------
                                                               ---------    --------    ---------    --------
Income before special bad debt loss and extraordinary
  item......................................................     $ 7.8       $  6.0      $  15.5      $ 12.5
                                                               ---------    --------    ---------    --------
                                                               ---------    --------    ---------    --------

     Net revenues increased 32.1% to a record $98.9 million in the third quarter of fiscal 1996 from $74.8 million in the third quarter of fiscal 1995. The increase in net revenues reflects sales increases across all divisions. Speedo Division net revenues increased 24.5% to $50.7 million in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 primarily due to increases of 36.1% in men's swim, 89.6% in sportswear and Olympic merchandise and 47.0% in fitness swimwear. Retail Division net revenues increased 64.3% to $8.3 million. The Company had 100 stores open at the end of the third quarter of fiscal 1996. The Company has six stores under construction that are expected to open by June 30, 1996 for a total 106 stores. Designer Swimwear net revenues increased 21.8% to $30.0 million due to increased sales of the Catalina brand. White Stag/Skiwear Division net revenues increased 121% to $9.9 million in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 representing sales to Wal-Mart. Net revenues for the first nine months of fiscal 1996 increased 29.8% to $219.1 million from $168.8 million in the first nine months of fiscal 1995. The increase in net revenues for the nine months is attributable to an increase of 28.3% in Speedo Division net revenues to $115.2 million, an increase of 103.4% in Retail Division net revenues to $26.9 million, an increase of 23.2% in Designer Swimwear Division net revenues to $53.9 million and an increase in White Stag/Skiwear Division net revenues of 4.6% to $23.1 million.

     Gross profit for the third quarter of fiscal 1996 increased 32.8% to $37.5 million from $28.3 million in the third quarter of fiscal 1995. Gross profit for the first nine months of fiscal 1996 increased 33.5% to $85.1 million from the $63.5 million recorded in the first nine months of fiscal 1995. The increase in gross profit in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 primarily reflects the increased sales volume noted above. Gross profit as a percentage of net revenues increased to 38.0% in the third quarter of fiscal 1996 compared to 37.8% in the third quarter of fiscal 1995. Gross profit as a percentage of net revenues increased to 38.9% for the first nine months of fiscal 1996 compared to 37.8% in the first nine months of fiscal 1995. The increase in gross profit as a percentage of net revenues primarily reflects the higher mix of Retail Division net revenues which generate a higher gross profit margin than the wholesale division.

     Selling, general and administrative expenses increased to $21.6 million (21.8% of net revenues) in the third quarter of fiscal 1996 from $16.4 million (21.9% of net revenues) in the third quarter of fiscal

1995. The increase in selling, general and administrative expenses for the third quarter of fiscal 1996 is primarily a result of an increase in advertising expenses of 46% to $5.2 million compared $3.2 million in the third quarter of fiscal 1995. Selling, general and administrative expenses increased to $51.8 million (23.7% of net revenues) in the first nine months of fiscal 1996 from $38.5 million (22.8% of net revenues) in the first nine months of fiscal 1995. The increase in selling, general and administrative expenses for the nine months reflects (i) the higher advertising expenses noted above, (ii) higher sales volumes, (iii) higher depreciation and amortization expenses due to the increase in fixed assets associated with the roll out of the Retail Store Division and
(iv) the higher mix of Retail Division sales which require a higher level of selling and administrative expenses than the wholesale divisions. Despite the increase in advertising expenses and the mix of Retail Division sales as noted above selling, general and administrative expenses decreased as percentage of net revenues for the third quarter reflecting continued efforts to control costs.

     Interest expense was $3.3 million in the third quarter of fiscal 1996 compared to $2.2 million in the third quarter of fiscal 1995 reflecting increased working capital necessary to support the 32.1% increase in net revenues, as noted above. Interest expense for the first nine months of fiscal 1996 was $8.2 million compared to $4.6 million in the first nine months of fiscal 1995. The increase in interest expense compared to last year for the first nine months resulted from (i) the borrowing under the Bridge Loan in September 1996 to repurchase the Series A Warrant, (ii) additional borrowing for the increase in working capital necessary to support the 29.8% sales growth achieved in the first nine months of fiscal 1996 and for expected sales growth in the fourth quarter of fiscal 1996 and, (iii) the roll out of the retail stores which reached 100 stores at the end of the third quarter of fiscal 1996.

     On April 26, 1996, Herman's Sporting Goods, Inc. ('Herman's') filed bankruptcy and on May 2, 1996 announced their liquidation. As a result, the Company recorded a special bad debt loss of $11.6 million ($7.2 million net of income tax benefits) attributable the write-off of uncollectible accounts receivable and write-down of the value of Herman's common stock received as a distribution from Herman's original bankruptcy settlement. The special bad debt loss is net of anticipated gross recoveries from the Company's credit insurance policy of approximately $4.6 million.

     The provision for income taxes in the third quarter of fiscal 1996 was $0.4 million, an effective tax rate of 39.5% compared to $3.7 million in fiscal 1995, an effective tax rate of 38.2%. The provision for income taxes for the first nine months of fiscal 1996 was $5.2 million, an effective tax rate of 38.4% compared to $8.2 million, an effective tax rate of 39.7% for the first nine months of fiscal 1995. The improvement in the Company's effective tax rate for the nine months reflects tax planning strategies and the impact of certain foreign income tax credits not available in prior years. The Company's tax rate differs from the U.S. federal statutory tax rate of 35% due to the impact of state income taxes, foreign income taxes in excess of 35% and non-deductible intangible amortization partially offset by the tax credits.

     The extraordinary item of $1.4 million (net of income tax benefits of $0.8 million) reflects the non-cash write-off of deferred financing costs associated with the refinancing of the Company's previous bank credit agreement in March 1996.

     The net loss for the third quarter of fiscal 1996 of $(0.7) million reflects the special bad debt loss related to Herman's bankruptcy of $7.2 million (net of income tax benefits of $4.4 million) and the extraordinary item for early extinguishment of debt of $1.4 million, noted above. Income before the special bad debt loss and the extraordinary item was $7.8 million for the third quarter of fiscal 1996, an increase of 30.4% over the $6.0 million recorded in third quarter of fiscal 1995. Income before the special bad debt loss and extraordinary item for the first nine months of fiscal 1996 increased 23.6% to $15.4 million from $12.5 million in the first nine months of fiscal 1995. The increase in income for both the quarter and the nine months reflects the higher gross profit and operating income noted above.

CAPITAL RESOURCES AND LIQUIDITY

     On August 16, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared its first quarterly cash dividend of 1.25[c] per share, equivalent to an annual rate of 5[c] per share. The dividend payment of approximately $223,000 was paid on October 2, 1995 to shareholders of record on August 30, 1995. The Company has since declared three quarterly cash dividends of 1.25[c] per share. The initiation of a regular quarterly cash dividend totalling 5[c] per share per year, is expected to broaden the Company's shareholder base.

     On September 13, 1995 the Company purchased one half of a warrant for the purchase of 3,618,358 shares of the Company's common stock for $.005 per share (the 'Series A Warrant') from General Electric Capital Corporation ('GECC'). The Series A Warrant was issued in conjunction with the original capitalization of the Company in May 1990. The purchase price was $36,183,580 or $20 per share (representing 1,809,179 shares of common stock). The Company and GECC have amended their agreement to provide that the Company has the option, at its sole discretion, to repurchase the 1,809,179 shares subject to the Series A Warrant at any time, on or before March 17, 1997 (in full but not in part), by giving ten days written notice to GECC. The purchase price for the remaining 1,809,179 shares should the Company decide to exercise its option would be $43,420,296 ($24 per share).

     In October 1995 the Company sold 2,500,000 shares of its common stock in an underwritten public offering. Net proceeds from the ('Offering') were approximately $51 million and were used to repay the amount outstanding under the Bridge Loan and certain amounts outstanding under the term loan portion of the Company's Credit Agreement.

     On January 13, 1996, the Company amended its Bank Credit Agreement ('Amended Bank Credit Agreement') to increase amounts available under its revolving loan. As a result of the amendment, the maximum amount of funds available under the Company's revolving loan increased to approximately $141 million. Interest on amounts outstanding under the Amended Bank Credit Agreement bore interest at the Bank's base lending rate plus .75% or at LIBOR plus 1.75%. Under certain conditions the interest rate payable on amounts outstanding under the Company's Amended Bank Credit Agreement could be reduced to as low as LIBOR plus .50%. On March 26, 1996 the Company entered into a $250,000,000 Amended and Restated Credit Agreement (the '$250 Million Credit Agreement'), with its existing banks. The $250 Million Credit Agreement provides the Company with a $250 million revolving loan with no required amortization payments. Interest on amounts borrowed under the $250 million Credit Agreement bear interest at the Bank's base rate or at LIBOR plus .75%. Under certain conditions the interest rate payable on amounts outstanding under the $250 Million Credit Agreement can be reduced to as low as LIBOR plus .50%.

     The Company is continuing to expand its channels of distribution by opening additional Speedo Authentic Fitness Retail Stores. The cost of leasehold improvements, fixtures and working capital associated with the opening of a new store is approximately $310,000. The Company currently has six stores under construction (in addition to the 100 stores currently open) for a total of 106 stores.

     The Company's liquidity requirements arise primarily from its debt service requirements and the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs arising at the end of the third quarter and beginning of the fourth quarter of the fiscal year. The Company generates nearly all of its operating cash flow in the fourth quarter of the fiscal year reflecting third and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year. The Company meets its seasonal working capital needs by utilizing amounts available under its revolving line of credit. The Company's $250 Million Credit Agreement provides for a revolving loan facility in the amount of $250 million with no required amortization payments. The Company's revolving loan balance was approximately $149.3 million at March 30, 1996. At March 30, 1996 the Company had approximately $95 million of additional credit available under its revolving loan facility.

     Cash used in operating activities for the first nine months of fiscal 1996 was $(67.4) million compared to $(46.5) million for the first nine months of fiscal 1995. The increase in cash used in operating activities primarily reflects increased use of working capital, primarily in accounts payable and accrued liabilities reflecting the timing of trade payments compared to fiscal 1995. Seasonal inventory increases were lower than last year reflecting higher shipments and improved inventory control. Accounts receivable increased compared to last year reflecting the higher level of shipments in March 1996 compared to March 1995. Days sales outstanding improved to 100 days from 101 last year.

     The Company believes that amounts available under its existing credit agreement combined with cash flow to be generated from future operations will be sufficient for the operations of the Company including debt repayments, dividends and capital expenditures.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.


 3.1**       Restated Certificate of Incorporation of the Registrant.
 3.2**       By-Laws of the Registrant.
10.1*        Management  Stock Subscription  Agreement dated May  11, 1990  among the Registrant  and the Management
               Participants listed therein.
10.2**       Amendment to Management Stock Subscription Agreement dated as of June 1, 1992 among the Registrant  and the Management Participants listed therein.
10.3*        Registration  Rights  Agreement dated  as  of May  14,  1990 among  the  Registrant and  the Management
               Participants listed therein.
10.4**       Amendment to Registration Rights Agreement dated as of June 1, 1992 among the Registrant, Warnaco Inc.,
               Pentland Ventures Ltd. and the Management Participants listed therein.
10.5*        Series A Warrant for  633,200 shares of  Class A Common  Stock of the  Registrant (1,809,179 shares  of
               Class A Common Stock as adjusted for the 2.8572-for-1 stock split) issued to General Electric Capital
               Corporation.
10.6**       Amendment  to Series A  Warrant dated as  of June 1,  1992 between the  Registrant and General Electric
               Capital Corporation.
10.7*`D'     License Agreement dated  May 10, 1990  among Speedo International  Limited, Speedo International  B.V.,
               Warnaco  Inc. and Warnaco International  Inc. and related assignments  to Authentic Fitness Products,
               Inc. (formerly S Acquisition Corp.) (United States, its territories and possessions, and Canada).
10.8*`D'     License Agreement dated May 10, 1990 among Speedo Knitting Mills Pty. Limited, Warnaco Inc. and Warnaco
               International  Inc.  and  related  assignments  to  Authentic  Fitness  Products,  Inc.  (formerly  S
               Acquisition Corp.) (Mexico and the Caribbean Islands).
10.9*        Buying  Agency Agreement dated  as of May 14,  1990 among Authentic Fitness  Products, Inc. (formerly S
               Acquisition Corp.),  171173  Canada Inc.,  Asco  International  Sourcing Limited  and  Soaring  Force
               Limited.
10.10*       Amendment  to Buying Agency Agreement dated  as of June 1, 1992  among Authentic Fitness Products, Inc.
               (formerly S Acquisition Corp.), 171173 Canada  Inc., Asco International Sourcing Limited and  Soaring
               Force Limited.
10.11**      Employment Agreement ('Employment Agreement') dated as of July 2, 1992 between the Registrant and Linda
               J. Wachner.
10.12***     First Amendment to Employment Agreement.
10.13*       Incentive Compensation Plan.
10.14*       1990 Key Management Stock Option Plan.
10.15****    1992 Long-Term Stock Incentive Plan.
10.16*****   1993 Stock Option Plan for Non-Employee Directors.
10.17*       Form of Indemnification Agreements between the Registrant and its directors and executive officers.
10.18        $250,000,000  Amended and Restated Credit Agreement dated as of March 26, 1996 (the 'Credit Agreement')
               among Authentic  Fitness  Products, Inc.,  as  Borrower and  Authentic  Fitness Corporation  and  the
               Financial  Institutions named herein, as Lenders, and The Bank of Nova Scotia and Citicorp USA, Inc.,
               as Agents, and The Bank of Nova Scotia, as Administrative Agent, Paying Agent, Swing Line  Bank,  and
               Fronting Bank, and Citicorp USA, Inc., as Documentation Agent and Collateral Agent and Chemical Bank,
               Societe Generale and The Bank of New York as Co-Agents.
11.1         Calculation of Income (Loss) per common share.
21.1*****    Subsidiaries of the Registrant.
23.1****     Consent of Ernst & Young LLP.
28.1**       Amended  and Restated Stockholders  Agreement dated as of  June 1, 1992  among the Registrant, Pentland
               Ventures Ltd., General  Electric Capital Corporation,  Warnaco Inc. and  the Management  Participants
               listed therein.

                                                        (footnotes on next page)

(footnotes from previous page)

     * Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-47907.

   ** Incorporated herein by reference  to the Company's  Annual Report on  Form
      10-K for the fiscal year ended July 3, 1993.

  *** Incorporated  herein by reference  to the Company's  Annual Report on Form
      10-K for the fiscal year ended July 2, 1994.

 **** Incorporated herein by reference  to the Company's  Annual Report on  Form
      10-K for the fiscal year ended July 1, 1995.

***** Incorporated herein by reference to the Company's Registration Statement on Form S-3 No. 33-71540.

     `D' Confidential treatment granted.

     (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AUTHENTIC FITNESS CORPORATION

Date: May 9, 1996                                              By:             /s/ BERT FENEGA
                                                     ...................................................
                                                                         BERT FENEGA
                                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER,
                                                         PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

Date: May 9, 1996                                             By:            /s/ NICOLETTE SOHL
                                                     ...................................................
                                                                       NICOLETTE SOHL
                                                                VICE PRESIDENT AND CONTROLLER