Form 10-K
period 1996-07-06
AUTHENTIC FITNESS CORP
filed 1996-10-04
CIK 887538

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED JULY 6, 1996
                 OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 1-11202

                         ------------------------------
                         AUTHENTIC FITNESS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 95-4268251
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

                             6040 BANDINI BOULEVARD
                           COMMERCE, CALIFORNIA 90040
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (213) 726-1262
                         ------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                    ON WHICH REGISTERED
------------------------------------------------   ------------------------
Common Stock, par value $.001 per share            New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                         ------------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes [x]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 24, 1996 was approximately $161,772,000.

     The number of shares of Common Stock outstanding as of September 24, 1996 was 22,333,900.

     Documents incorporated  by reference:  The  definitive Proxy  Statement  of
Authentic   Fitness  Corporation,  relating  to   the  1996  Annual  Meeting  of
Stockholders is incorporated by reference in Part III hereof.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

     Authentic Fitness Corporation (the 'Company') designs, manufactures and markets swimwear, swim accessories and active fitness apparel under the Speedo'r', Speedo'r' Authentic Fitness'r', Catalina'r', Anne Cole'r', Cole of California'r', Oscar de la Renta'r', Sunset Beach'r', Sandcastle'r' and Sporting Life'r' brand names; and outerwear, activewear and swimwear under the White Stag'r' brand name. In addition, the Company operates over 100 Authentic Fitness'r' retail stores which sell active fitness apparel in major metropolitan areas of the United States and Canada. The Speedo'r', Designer Swimwear, Retail and White Stag'r'/Skiwear Divisions accounted for 52.3%, 26.1%, 12.3% and 9.3%, respectively, of net revenues in fiscal 1996.

     The Company has leveraged the strength of its brand names and reputation for quality to (i) continue to develop its core business, (ii) expand its product offerings into new categories and (iii) enter new channels of distribution. Due to the successful implementation of these strategies, the Company's net revenues increased to $309.6 million in fiscal 1996 from $85.5 million in fiscal 1991, a compound annual growth rate of 29.4%.

     As part of the Company's strategy to expand its product lines and enter new channels of distribution, the Company acquired substantially all of the assets of Taren Holdings, Inc. ('Taren'), a manufacturer and distributor of swimwear and sportswear under a variety of brand names including Catalina'r', Anne Cole'r', Cole of California'r', Sporting Life'r' and Sandcastle'r' (the 'Catalina/Cole Acquisition') in October 1993. The purchase price for the acquired assets was approximately $42.6 million. After reflecting proceeds from the (i) sale of the Colonial Division of Taren, (ii) sale of various surplus fixed assets, (iii) cash collected from accounts receivable and (iv) proceeds from the sale of certain acquired inventories, the net cash required for the purchase was approximately $22 million. Cumulative earnings from this investment since October 1993 have exceeded the net cash purchase cost in less than three years of operations.

SPEEDO'r' DIVISION

     The Speedo'r' brand name is preeminent in the competition swimwear market with over a 60% market share in 1996 and is widely recognized for product innovation, quality and performance. The Speedo'r' Division's product line consists of women's and men's competition swimwear and swim accessories, men's swimwear and coordinating T-shirts, women's fitness swimwear, Speedo'r' Authentic Fitness'r' activewear and children's swimwear, all of which are marketed under the Speedo'r' brand name.

     The Company's strategy for the Speedo'r' Division is to attract new customers to its core competition swimwear lines, and to expand its dominance in competition swimwear to other markets for fitness apparel such as aerobics, recreational watersports and volleyball; thereby targeting customers for whom performance, quality and authenticity are important product attributes and to open new channels of distribution, including its rapidly growing chain of Speedo'r' Authentic Fitness'r' retail stores.

     Speedo'r' swimwear has been associated with swimming and diving champions since the 1950s, when it was first worn by the Australian Olympic Swim Team. In the 1996 Summer Olympics in Atlanta, 24 out of 26 of the U.S. swimming medals were won by athletes wearing Speedo'r' suits. The Company has promotional contracts with Olympic medalists and world champions Amy Van Dyken, Angel Martino, Jenny Thompson, Josh Davis, Gary Hall, Greg Louganis, Janet Evans, Mark Lenzi, Mary Ellen Clark, Anita Nall and Summer Sanders as well as 1996 Olympic beach volleyball gold medalist Karch Kiraly. Since 1985, the Company has been an official sponsor of the U.S. National Swim Federation, U.S. Diving Federation and, since 1993, the U.S. Water Polo Federation as well as the corresponding Canadian federations. The Company has extended the swimming federation sponsorships and expects to extend the diving and water polo sponsorships through the year 2000 ensuring that Speedo'r' competitive swimwear and Speedo'r' apparel will be worn through the 2000 Summer Olympics in Sydney. Management believes these athletes and the U.S. and Canadian federations provide exposure and publicity prior to and during the Olympic Games and other national and international swim meets that benefits not only the Company's competition swimwear but also the Company's other Speedo'r' swimwear and accessories, as well as the Speedo'r' Authentic Fitness'r' line of active fitness apparel. In addition to sponsoring these federations, for the first time the Company was an official licensee for the 1996 Summer Olympics which granted the Company the right to market products bearing the Olympic logo, including swimwear and related accessories on an exclusive basis and warm-ups on a non-exclusive basis which further enhanced the brand image and preeminent status of Speedo'r' competitive swimwear and apparel.

     The Company has an exclusive license in perpetuity to the Speedo'r' brand name for use on swimwear, activewear and related accessories in the United States, its territories and possessions, Canada, Mexico and the Caribbean Islands pursuant to a licensing agreement with Speedo Holdings B.V., the worldwide licensor of the Speedo'r' brand name.

COMPETITION SWIMWEAR

     The Speedo'r' brand first established its reputation for high performance in competition swimwear and Speedo'r' continues to be the dominant brand in competition swimwear with over 60% market share in the United States and Canada. The Company believes that it has achieved such preeminence by focusing on technological advances which provide superior performance. Although the competition swimwear line includes a wide variety of styles and designs, the majority of its sales represent repeat business in a relatively constant core group of basic body styles.

     The Company's competition swimsuits are manufactured to provide outstanding fit, thus reducing water drag and enhancing freedom of movement. The fabric used in these swimsuits also resists degradation from the sun and pool chemicals enabling Speedo'r' competition swimsuits to last longer and to maintain their fit better than suits made with other Lycra'r' types. The Company has consistently worked to develop technologically advanced fabrics to provide superior performance, such as the S-2000 suit developed for the 1992 Summer Olympic Games and the revolutionary Speedo'r' Aquablade'tm' fabric which creates less water drag than exposed skin. Speedo'r' Aquablade'tm' suits and briefs were worn in the 1996 Summer Olympics by 12 of 16 gold medal winners and 33 of 48 overall medal winners in women's swimming events including gold medal winners Amy Van Dyken, Angel Martino and Jenny Thompson. Speedo'r' Aquablade'tm' briefs were worn by gold medal winners Josh Davis and Gary Hall. Two of the four world records set at the 1996 Summer Olympics were set by swimmers wearing Speedo'r' Aquablade'tm' suits.

     The competition swimwear line is sold primarily through sporting goods stores and approximately 300 independent team dealers who interact with coaches and managers of competitive and recreational swim programs.

     The Company contracts domestically for the manufacture of all products in its competition swimwear line. Nylon, nylon Lycra'r' and cotton Lycra'r', the principal raw materials for the competition swimwear line, as well as the fitness swimwear line and certain Speedo'r' Authentic Fitness'r' products, are sourced from and printed by a variety of domestic mills and converters. The Company considers its relationships with its present fabric sources and manufacturers to be good.

     Net revenues for the competition swimwear line increased to $38.1 million in fiscal 1996 from $19.9 million in fiscal 1991, a compound annual growth rate of 13.9%.

ACTIVE FITNESS

     The active fitness line includes both fitness swimwear for women and its Speedo'r' Authentic Fitness'r' line of active fitness apparel for men and women. The Company believes that the Speedo'r' brand's reputation for performance, quality and authenticity provides a natural base from which to build into the fitness apparel market.

     The fitness line of swimsuits is designed for the growing number of women who participate in swimming or water aerobics as part of their regular exercise program. The sale of fitness swimsuits is complemented by the Company's complete line of accessories designed for aquatic exercise.

     The Company launched its highly successful Speedo'r' Authentic Fitness'r' line of active fitness apparel in the fall of 1991. Currently, the line consists primarily of cotton Lycra'r' products for women, such as leotards, unitards and tights all made with the same emphasis on styling and performance as the

Company's other Speedo'r' products. In addition, the Company sells coordinated sportswear, including fleece and nylon warm-ups, jackets, shorts and pants for men and women under the Speedo'r' Authentic Fitness'r' label. The Speedo'r' Authentic Fitness'r' line is designed to be both functional for fitness work-outs and fashionable enough for everyday wear. Styles are coordinated to mix and match and are available in a variety of updated colors. Speedo'r' Authentic Fitness'r' products function for a wide variety of fitness activities which range from aerobics and running to volleyball and for a wide variety of fitness participants from once-a-week health club members to triathletes.

     The Company has benefited from increased awareness of the Speedo'r' Authentic Fitness'r' line as a result of its promotional contracts with several of the medalists who wore Speedo'r' swimwear products in the 1996 Summer Olympics and a number of professional volleyball players. The Company has promotional contracts with Karch Kiraly who has been the top ranked professional Beach Volleyball player for over 70 consecutive tournaments and was a gold medal winner at the 1996 Summer Olympics, Sinjin Smith, professional beach volleyball's winningest player with 139 tournament victories, Holly McPeak, currently the No.1 ranked player on the WVPA tour and Linda Hanley, currently the No.3 ranked player on the WVPA tour.

     The increased awareness of the Speedo'r' and Speedo'r' Authentic Fitness'r' brands has allowed the Company to further expand its product line. In fiscal 1993 the Company introduced a line of swimwear, T-shirts and sportswear for children. The Speedo'r' kids line has been highly successful, selling out at retail and generating net revenues of over $11 million in fiscal 1996, more than double the amount from fiscal 1995. In September 1996, the Company was notified that its Speedo'r' kids line was the winner of the prestigious Earnie award presented by Earnshaw Publications for 'Excellence in Design -- Swimwear'. The Company expects that this business will continue to grow significantly in future years.

     The Company's fitness swimwear is sold primarily through department, sporting goods and specialty stores. The Speedo'r' Authentic Fitness'r' line of active fitness apparel is currently sold primarily through the Company's Speedo'r' Authentic Fitness'r' retail stores.

     The fitness swimwear and Speedo'r' Authentic Fitness'r' lines are currently sourced from and printed and manufactured by the same mills, converters and sub-contractors as the competition swimwear line. Certain Speedo'r' Authentic Fitness'r' styles are manufactured in Company owned manufacturing facilities. The Company acquires the cotton, fleece and nylon used in some of its Speedo'r' Authentic Fitness'r' products from a variety of domestic and international sources and uses a variety of domestic sewing sub-contractors to produce them. The Company considers its relationship with these suppliers and sub-contractors to be good.

     Net revenues for the fitness swimwear line and related lines increased to $9.3 million in fiscal 1996 from $1.5 million in fiscal 1991, a compound annual growth rate of 44.0%. The Speedo'r' Authentic Fitness'r' and related lines produced over $22.1 million of net revenues in fiscal 1996, an increase of 69.3% compared to fiscal 1995.

MEN'S SWIMWEAR

     The men's swimwear line has experienced significant growth in recent seasons due to product line extensions beyond the traditional Speedo'r' Lycra'r' racing swimwear. The line includes watershorts and coordinated T-shirts. The Company's Speedo'r' brand watershorts were introduced in 1984 and are the number one selling brand of men's and boys branded swimwear in department and specialty stores commanding a 17% market share for the July 1996 period. The Company's watershorts are designed for men who participate in active sports and recreation in and out of the water. The watershorts are made of cotton or nylon fabric and come in a wide variety of color combinations, designs and lengths.

     Since 1990 the Company has offered a collection of colorful Speedo'r' T-shirts with bold graphics that coordinate with the color schemes and designs used in Speedo'r' swimwear to provide an important complement to the swimwear and Speedo'r' Authentic Fitness'r' lines. Stores which previously sold only Speedo'r' swimwear may now display Speedo'r' T-shirts with such swimwear and thus provide the consumer with the opportunity to purchase coordinated tops and bottoms. The Company's net revenues from sales of T-shirts increased over 30% in fiscal 1996 compared to fiscal 1995.

     The Company's successful extensions of the men's swimwear line include the introduction of the Speedo'r' Surf Runner'tm' nylon cross training watershorts, which have become one key item in Speedo'r's activewear collection. The Company has recently introduced a line of men's watershorts and tops under the Duke Kahanamouku'r' brand name targeted toward surfers. Additional swimwear line extensions to the big and tall mens' as well as the boys' markets have also met strong retail acceptance.

     The Company's Speedo'r' brand watershorts and T-shirts are sold primarily through department, sporting goods and specialty stores and catalogs. The watershorts are sourced principally from a variety of international sources. To the extent that products are sourced from the Far East, the buying agent is either ASCO International Sourcing Limited or Soaring Force Limited (collectively, 'ASCO'). ASCO sources the manufacture of such products, inspects finished goods prior to shipment, facilitates the shipment of goods from foreign ports and arranges for the issuance of letters of credit to manufacturers for finished products. ASCO is an affiliate of Pentland Ventures Ltd ('Pentland'), one of the Company's principal stockholders. The Company purchases T-shirt blanks and prints them domestically.

     Net revenues for men's swimwear, primarily watershorts and T-shirts, increased to $40.6 million in fiscal 1996 from $15.7 million in fiscal 1991, a compound annual growth rate of 20.9%.

ACCESSORIES

     Speedo'r' accessories represent a major and growing product classification for the Company complementing the competition swimwear, aquatic fitness and recreational watersports lines. The Company's Speedo'r' accessories include a diverse range of products including swim goggles, the water resistant Surf Runner'tm' radio, swimming caps, nose clips, masks, snorkels, ear plugs, kickboards, floatation devices, aquatic exercise steps and the Speedo'r' Aquatic Cross-Training Mitt'tm' which provides a more effective and efficient full body workout while swimming. Accessories which can be used by fitness participants out of the pool include duffle bags, athletic bags, sandals and Speedo'r' Surf Walker'tm' footwear, for use by the pool or at the beach.

     The Company continues to develop innovative and functional accessories to support the growing number of fitness swimmers participating in water aerobics and lap swimming.

     The mainstay of the Speedo'r' accessories line is swim goggles. Made from polycarbonate plastic, the goggles come in varied shapes and tints and include anti-fog, hypo-allergenic and prescription strength models. Management believes that Speedo'r' is the number one brand of swim goggles sold in sporting goods stores.

     The swim goggle line is primarily manufactured by the Company to provide more control over the manufacturing process and 'quick response' to the needs of the Company's customers. Latex and silicone swimming caps are sourced from the Far East from manufacturers using specially-designed molds that the Company either owns or has exclusive rights to use. Other products in the Speedo'r' accessories line are sourced from a variety of domestic and international sources. Swim goggles and other accessories are available in most department, sporting goods and specialty stores which carry other Speedo'r' products.

     Net revenues of the accessories line increased to $25.1 million in fiscal 1996 from $19.5 million in fiscal 1991.

DESIGNER SWIMWEAR DIVISION: CATALINA'r', ANNE COLE'r', COLE OF CALIFORNIA'r', OSCAR DE LA RENTA'r', SANDCASTLE'r', SUNSET BEACH'r' AND SPORTING LIFE'r'

     The Designer Swimwear Division's product line consists of women's swimwear under the nationally recognized brand names: Catalina'r', Anne Cole'r', Cole of California'r', Oscar de la Renta'r', Sandcastle'r', Sunset Beach'r' and Sporting Life'r'. Each of the brands targets a specific consumer and price point. Anne Cole'r' and Oscar de la Renta'r' are designer brands, Cole of California'r', Sandcastle'r' and Sporting Life'r' are missy brands and Sunset Beach'r' is a junior brand, all of which target the department and specialty store market. The Catalina'r' brand targets the mass merchandise market. These brands have allowed the Company to expand its distribution in department and specialty stores and to add new channels of distribution, including mass merchandisers. Prior to the Catalina/Cole Acquisition, the Company estimates that less than 10% of the Company's total women's Speedo'r' swimwear sales were through department and specialty stores. The Company seeks to grow its Designer Swimwear Division by expanding the number of stores that carry its brands and increasing the presence of its brands within each store location.

     For the 1996 selling season two of the Company's designer brand names were top ten best sellers at retail. Anne Cole'r' was the sixth best selling missy swimwear brand and Sunset Beach'r' was the ninth best selling junior swimwear brand.

     The Designer Swimwear Division also operated eight retail outlet stores that sold excess and out-of-season merchandise. Consistent with the Company's goal of reducing operating expenses and focusing its efforts on high growth swimwear and Authentic Fitness'r' Retail Store businesses, in May 1996 the Company made a strategic decision to close its closeout outlet stores. The outlet stores represented less than 4% of the Company's net revenues and had not been profitable for the last two years. The difficulty has been trying to sell excess swimwear year round which wasted manufacturing efficiency. The loss of approximately $12.4 million in fiscal 1996 related to the outlet stores includes operating losses incurred during fiscal 1996 and the write down of the outlet stores assets to net realizable value, including intangible assets. The Company closed four of the eight outlet stores and the remaining four leases were assigned to Warnaco. Inventory related to the outlet stores was sold to Warnaco for approximately $2.4 million on August 1, 1996.

     During fiscal 1994, the Company capitalized on the high level of consumer recognition and mass appeal of the Catalina'r' brand by repositioning it to a line of swimwear and active apparel for the mass merchandise market. The Company entered into a license agreement with Wal-Mart Stores, Inc. ('Wal-Mart') pursuant to which Wal-Mart has the right, on a non-exclusive basis, to source, distribute and sell swimwear and activewear under the Catalina'r' brand name. In fiscal 1996, net revenues from this agreement under the Catalina'r' brand were $25.4 million. In addition, the Company entered into an exclusive license agreement for a period of ten years with an option to renew for an additional ten years with The Warnaco Group, Inc. ('Warnaco') pursuant to which Warnaco has the right to manufacture and distribute men's and women's sportswear under the Catalina'r' brand name. The Company recorded approximately $0.6 million of royalty income associated with this agreement in fiscal 1996.

     In September 1993, the Company entered into a worldwide licensing agreement with Oscar de la Renta Licensing Corporation for the design, manufacture and marketing of women's swimwear and activewear under the Oscar de la Renta'r' brand name. The agreement with Oscar de la Renta Licensing Corporation provides the Company with an internationally recognized brand name synonymous with fashion, which the Company believes will both increase its penetration of the department store market and afford it greater access to international markets. The Oscar de la Renta'r' line targets the designer swimwear customer in the better department store market and is targeted to the upscale, fashion forward consumer.

     The Designer Swimwear Division's net revenues have increased 181% to $80.6 million since the Company purchased the designer brands from Taren in October 1993. Net revenues for the Designer Swimwear Division increased 17.7% to $80.7 million from the $68.6 million recorded in fiscal 1995.

AUTHENTIC FITNESS'r' RETAIL STORES DIVISION

     Authentic Fitness'r' retail stores are designed to appeal to participants in water and land-based fitness activities, and to offer a complete line of Speedo'r' and Speedo'r' Authentic Fitness'r' products that sell throughout the year. The stores are a model for innovative retailing of the Company's products and a proving ground for new products and marketing and merchandising techniques. In November 1992 the Company opened its first Speedo'r' Authentic Fitness'r' retail store in Los Angeles; since then the Company has opened 113 additional stores (through September 1996) in major metropolitan areas of the United States and Canada to bring the total number of stores open to 114. The stores have achieved annualized gross revenues in excess of $435 per square foot. Same store sales for the 1996 fiscal year increased 6.9% over fiscal 1995. The Company believes that the success of the retail stores to date evidences substantial consumer interest in new innovative channels of distribution for fitness apparel. The Company expects to open 200 additional stores over the next six years.

     The stores average approximately 1,100 square feet in size. Capital expenditures for each new store of average size are expected to be approximately $200,000 and will require approximately $50,000 of working capital.

     Net revenues of the Retail Division increased 86.8% to $38.1 million in fiscal 1996 from $20.4 million in fiscal 1995.

SKIWEAR DIVISION.

     Consistent with the Company's goal of focusing its efforts on growth businesses with high gross margins, in May 1996 the Company made a strategic decision to exit the skiwear business. The skiwear industry is extremely volatile, very promotional, highly dependent on the weather and the overall economy with many of its retail outlets small and undercapitalized. The
Company's skiwear business was largely dependent on one major customer, Herman's, which announced its liquidation in May 1996. In addition, the skiwear business is highly seasonal and requires substantial amounts of working capital that the Company believes can be more effectively utilized in its rapidly growing Speedo'r', Designer Swimwear and Authentic Fitness'r' Retail Store divisions. The Company's skiwear business accounted for approximately $13.8 million of net revenues in fiscal 1996. Losses related to the skiwear business of approximately $15.5 million in fiscal 1996 include operating losses incurred during fiscal 1996 and the write down of skiwear related assets, including intangible assets and goodwill, to net realizable value.

WHITE STAG'r'

     The White Stag'r' brand name, over 100 years old, is one of the most recognized brand names in the United States. In 1992, the Company made a strategic decision to capitalize on the awareness and potential mass appeal of the White Stag'r' brand name by redirecting it to a line of activewear, outerwear, swimwear and goggles for the mass merchandise market. In fiscal 1996, the Company shipped approximately $13.8 million of men's and women's outerwear, activewear and swimwear under the White Stag'r' brand to Wal-Mart.

     The Company's White Stag products are developed and designed by the Company's merchandise and design group and are manufactured both in the Company's manufacturing facilities and sourced from domestic and international suppliers.

     Net revenues for White Stag'r' in fiscal 1996 increased 32.1% to $13.8 million from $10.4 million in fiscal 1995.

INTERNATIONAL OPERATIONS

     The Catalina/Cole Acquisition and the signing of the Oscar de la Renta'r' license are strategically intended to increase the Company's access to international markets. Catalina'r', Cole of California'r' and Anne Cole'r' products were sold both directly to department and specialty stores and through various license agreements throughout the world. Although historically a small portion of the Company's business was international, the Company believes that the strength of the Company's Designer Swimwear brand names will create an opportunity to increase its international presence over the next several years. The Company's licensing agreements with Speedo Holdings B.V. geographically restrict the Company's international use of the Speedo'r' and other brand names to the United States, its territories and possessions, Canada, Mexico and the Caribbean Islands.

     The Company has a Canadian subsidiary which engages in manufacturing, sales and marketing activities. Net revenues of such Canadian operations contributed $13.4 million of the Company's net revenues for fiscal 1996 compared to $14.6 million in fiscal 1995. The decrease is a result of lower goggle sales to Speedo'r' international licenses. With the exception of the fluctuation of local currencies against the U.S. dollar, the Company does not believe that the Canadian operations are subject to risks which are significantly different from domestic operations.

IMPORTS AND IMPORT RESTRICTIONS

     Although the Company imported approximately 30% of its finished products in fiscal 1996, substantially all of its competition swimwear and fashion swimwear for women is sourced domestically or manufactured in the Company's facilities in the U.S. Imports from certain countries are subject to the constraints imposed by bilateral agreements between the United States and substantially all of the countries from which the Company imports goods. These agreements impose quotas that limit the quantity of certain types of goods, including many of those imported by the Company, which can be imported into the United States from those countries. Such agreements also allow the United States to impose, under certain conditions, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. The bilateral agreements through which quotas are imposed have been negotiated under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Arrangement. Many quota and tariff restrictions negotiated under the Multifiber Arrangement are being phased out over period up to ten years under the World Trade Organization.

     The Company's continued ability to source products that it imports may be adversely affected by additional bilateral agreements, unilateral trade restrictions, significant decreases in import quotas, the disruption of trade from exporting countries as a result of political instability or the imposition of additional duties, taxes and other charges on imports.

EMPLOYEES

     The Company and its subsidiaries employed approximately 2,008 employees at July 6, 1996, less than 1% of whom were represented by a labor union. The Company considers its relationship with employees to be good and has not experienced interruptions of operations due to labor disagreements.

CUSTOMERS

     In fiscal 1994 and 1996, Wal-Mart accounted for 11% of the Company's net revenues. In fiscal 1995, no customer accounted for more than 10% of the Company's net revenues. Herman's Sporting Goods, Inc. ('Herman's') filed for bankruptcy on April 26, 1996 and on May 2, 1996 announced their liquidation. As a result, the Company recorded a special bad debt loss of $11,642,000 related to the write-off of uncollectible accounts receivable and the write-down in the value of Herman's common stock received as a distribution to creditors as part of the settlement from Herman's March 1993 bankruptcy. The special bad debt loss is net of gross recoveries from the Company's credit insurance policy of approximately $4,600,000.

COMPETITION

     The apparel industry is highly competitive. The Company's competitors include apparel manufacturers of all sizes, some of which have substantially greater resources than the Company.

     The Company believes that it has a significant competitive advantage because of high consumer recognition and acceptance of its brand names and its strong presence and strong share of the market in the major sporting goods, department and specialty store chains.

TRADEMARKS AND LICENSING AGREEMENTS

     The Company has license agreements with Speedo Holdings B.V. in perpetuity which permit the Company to design, manufacture and market certain men's, women's and children's apparel including swimwear, sportswear and a wide variety of other products using the Speedo'r' trademark and certain other trademarks including Speedo'r' Surf Walkers'tm' and Speedo'r' Authentic Fitness'r'. The Company's license to use the Speedo'r' trademark and such other trademarks was granted in perpetuity subject to certain conditions and is exclusive in the United States, its territories and possessions, Canada, Mexico and the Caribbean Islands. Speedo Holdings B.V. retains the right to use or license such brand names in other jurisdictions, and actively uses or licenses such brand names throughout the world outside of the Company's licensed areas. The agreements provide for minimum royalty payments to be credited against royalty payments based on a percentage of net sales. Speedo Holdings B.V. has the right to approve any designs bearing the licensed trademark as defined in the license agreements. The license agreements may be terminated, with respect to a particular territory only in the event the Company does not pay royalties for, or abandons, the trademark in such territory or in the event the Company manufactures or is controlled by a company that manufactures Racing/Competitive swimwear, swimwear caps or swimwear accessories, as specifically defined in the license agreements, under a different trademark. Speedo Holdings B.V. is an affiliate of Pentland. In addition, the Company has certain rights to sublicense the Speedo'r' trademark within the geographic regions covered by the licenses.

     In 1992, the Company entered into an agreement with Speedo Holdings B.V. granting certain irrevocable rights to the Company relating to the use of the Authentic Fitness'r' name and service mark, which rights are in addition to the rights under the license agreements with Speedo Holdings B.V.

     In September 1993, the Company entered into a worldwide license agreement with Oscar de la Renta Licensing Corporation for the design, manufacture and marketing of women's and girls' swimwear and activewear under the Oscar de la Renta'r' brand name. The agreement granting the exclusive right to use the Oscar de la Renta'r' trademark is valid for a term up to and including March 31, 1999, and provides for the payment of certain minimum royalty payments to be credited against earned royalty payments for each agreement year.

     Oscar de la Renta Licensing Corporation has the right to approve design specifications of products bearing the licensed trademark, and also to approve packaging and business materials to be used in connection therewith. The agreement may be terminated if the licensee defaults, as defined in the agreement, and such default is not remedied within thirty days, and as otherwise expressly provided in the agreement.

     In October 1993, the Company entered into a worldwide license agreement with Anne Cole and Anne Cole Design Studio Ltd. Under the worldwide licensing agreement, the Company obtained the exclusive right in perpetuity to use the Anne Cole'r' trademark for women's swimwear, activewear, sportswear and beachwear, and children's swimwear, subject to certain terms and conditions. Under the license, the licensee is required to pay certain minimum guaranteed annual royalties, to be credited against earned royalties, based on a percentage of net sales. The licensor has the right to approve products bearing the licensed trademark as defined in the agreement.

     The Company owns other trademarks, the most important of which are White Stag'r', Catalina'r', Sunset Beach'r', Sporting Life'r', Sandcastle'r' and Cole of California'r'.

     The Company licenses the White Stag'r' brand name to Warnaco in perpetuity for women's and children's non-athletic sportswear pursuant to a licensing agreement which is royalty free for so long as Warnaco is the licensee. In 1992, the Company entered into a non-exclusive license agreement with Wal-Mart pursuant to which Wal-Mart has the right to source, distribute and sell men's, women's and children's activewear, skiwear and fashion swimwear under the White Stag'r' brand name. The Company designs and develops products for Wal-Mart in connection with this license agreement.

     The Company licenses the Catalina'r' and Cole of California'r' brand names to several international licensees for a variety of products. These agreements generally require the licensee to pay royalties and fees to the Company based on a percentage of the licensee's net sales. The Company monitors product design, development, quality and merchandising of its licensees and meets with individual licensees from time to time to assure compliance with the Company's overall marketing, merchandising and design strategies. Royalties derived from such licensing were approximately $0.1 million in fiscal 1996, $0.7 million in fiscal 1995 and $0.7 million in fiscal 1994. In 1994, the Company entered into an exclusive license agreement with Warnaco pursuant to which Warnaco has the right to manufacture and distribute men's and women's sportswear under the Catalina'r' brand name. In fiscal 1995 the Company granted to Warnaco a sub-license to manufacture and market women's intimate apparel under the
Speedo'r' name. The Company recognized royalty income of approximately $0.8 million and $1.4 million (including a $1 million license fee received from Warnaco) from these agreements in fiscal 1996 and 1995, respectively (none in fiscal 1994) (See Note 12 of Notes to Consolidated Financial Statements).

     The Company believes that only the trademarks mentioned herein are material to the business of the Company.

BACKLOG

     Backlog represents booked orders which, although terminable without penalty, are believed by the Company to be firm. Because of the seasonality of the Company's business, the Company's backlog varies over the course of the year. Backlog usually peaks in November for swimwear. At September 30, 1996, the Company's backlog was $48.3 million. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality.'

ITEM 2. PROPERTIES.

     The principal executive offices of the Company are located at 6040 Bandini Boulevard, Commerce, California 90040 and are occupied pursuant to a lease which expires in 1999. The Company also maintains executive offices at 90 Park Ave., New York, New York 10016 and 11111 Santa Monica Blvd., Los Angeles, CA 90025. The Company formerly occupied certain administrative offices at 7911 Haskell Ave., Van Nuys, CA 91410, which were sub-leased from Warnaco. The Company vacated the Van Nuys facility in September 1996 and the Company and Warnaco cancelled the outstanding sub-lease agreement. The 90 Park Ave. and 11111 Santa Monica properties are occupied on month to month leases from Warnaco.

     The Company has seven manufacturing, distribution and administrative facilities located in Sparks, Nevada (distribution facility), Los Angeles, California, (one warehouse, administrative and manufacturing facility and two manufacturing facilities), in Checotah, Oklahoma, (manufacturing facility), Vancouver, British Columbia, Canada (manufacturing and distribution facility) and Montreal, Quebec, Canada (distribution facility). Certain of the Company's manufacturing and warehouse facilities are also used for administrative functions. All of the Company's facilities are leased except the Checotah, Oklahoma facility, which the Company owns. Lease terms expire from January 1997 to November 2003.

     The Company leases 114 retail store locations including retail selling space in 20 Bally's Health and Fitness Centers in various cities in the United States and Canada. The leases expire from 1997 to 2007.

     All of the Company's production and warehouse facilities are located in appropriately designed buildings which are kept in good repair. All such facilities have well maintained equipment and sufficient capacity to handle present volumes. No significant facility is materially under utilized.

ITEM 3. LEGAL PROCEEDINGS.

     On June 6, 1996, Warnaco and the Company announced that they were proposing a merger in which the Company's common stock would be converted into Warnaco common stock. Shortly thereafter, three purported class action lawsuits were filed in Delaware Chancery Court against the Company and certain of its directors challenging the proposed transaction. The complaints claimed that the directors violated their fiduciary duties and sought injunctive relief enjoining the proposed transaction and damages. On July 12, 1996, Warnaco and the Company executed an Agreement and Plan of Merger.
On July 25, 1996, Warnaco and the Company terminated such Agreement. The defendants were subsequently granted an indefinite extension of time to respond to the complaints, and the Company is not aware of any other action taken by the plaintiffs since the termination of the Agreement and Plan of Merger. The
Company believes that the complaints are without merit and, in light of the termination of the proposed transaction, moot.

     The Company is not a party to any other litigation, other than routine litigation incidental to the business of the Company, which is individually or in the aggregate material to the business of the Company other than the items noted above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their ages and their positions are set forth below.

                       NAME                           AGE                        POSITION
---------------------------------------------------   ---   ---------------------------------------------------

Linda J. Wachner...................................   50    Director, Chairman of the Board and Chief Executive
                                                              Officer
Susan Guensch......................................   36    President Speedo'r' Division
Nicolette Sohl.....................................   46    Senior Vice President and Chief Financial Officer
William W. Chan....................................   47    Vice President and Secretary

     Mrs. Linda J. Wachner has been a Director, Chairman of the Board and Chief Executive Officer of the Company since its inception in May 1990. Mrs. Wachner concurrently serves as and has been a Director, President and Chief Executive Officer of The Warnaco Group, Inc. ('Warnaco') since August 1987, and the Chairman of the Board of Warnaco since August 1991. Mrs. Wachner was a Director and President of Warnaco from March 1986 to August 1987. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max Factor and Company from December 1978 to October 1984. Mrs. Wachner also serves as a Director of Travelers Group Inc. and Applied Graphics Technologies, Inc.

     Ms. Guensch has been President of the Speedo'r' Division since July 1996. Ms. Guensch joined the Company in June 1984 as Assistant Merchandiser for the Speedo'r' Division and since that time has served in various positions of increasing responsibility with the Company and its Predecessor.

     Ms. Sohl has been the Senior Vice President and Chief Financial Officer of the Company since April 1995 (except for the period from May 1996 until September 1996) when Ms. Sohl served as Vice President and Controller of the Company. Prior to that, Ms. Sohl served as the Senior Vice President and Chief Financial Officer of the Olga Division of Warnaco from 1979 until April 1995. From 1975 to 1979 Ms. Sohl was an internal auditor with Informatics, Inc. Prior to that she was an auditor with Gold, Eisenberg, CPA's.

     Mr. Chan has served as Vice President Finance and Secretary since November 1992, Senior Vice President and Chief Financial Officer of the Company from July 1993 to November 1993 and as Secretary of the Company since May 1992. Mr. Chan served as Vice President of Finance of the Company from May 1990 to July 1993. Prior to that, Mr. Chan was Vice President of Finance and Chief Financial Officer of the Activewear Division of Warnaco. Mr. Chan has been with the Company and its predecessors and has held various positions since 1971.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is listed on the New York Stock Exchange under the symbol 'ASM'. The table below sets forth, for the periods indicated, the high and low sales prices of the Company's common stock, as reported on the New York Stock Exchange Composite Tape.

PERIOD                                                                               HIGH(1)    LOW(1)
----------------------------------------------------------------------------------   -------    ------

Fiscal 1994:
     First quarter................................................................      14 1/16     8 5/8
     Second quarter...............................................................      16         12 1/2
     Third quarter................................................................      14         10 7/8
     Fourth quarter...............................................................      16         12 5/8

Fiscal 1995:
     First quarter................................................................      15 3/4     13
     Second quarter...............................................................      15 5/8     12
     Third quarter................................................................      16 1/8     11 7/8
     Fourth quarter...............................................................      17 1/8     13 3/4

Fiscal 1996:
     First quarter................................................................      23 3/8     16 1/8
     Second quarter...............................................................      23 1/8     18 1/8
     Third quarter................................................................      29         21
     Fourth quarter...............................................................      28         17

Fiscal 1997:
     First quarter through September 24, 1996.....................................      18 7/8     12

------------------

(1) All prices have been adjusted for the two for one stock split effective February 10, 1994.

     A recent last sales price for the shares of the Company's common stock as reported on the New York Stock Exchange Composite Tape was 12 1/4 on September 24, 1996. On September 24, 1996 there were 162 holders of the Company's common stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

     The Company declared its initial quarterly cash dividend of 1.25[c] per share on August 17, 1995, payable on October 2, 1995 to shareholders of record on August 30, 1995. Since that time the Company has declared four successive quarterly cash dividends of 1.25[c] per share.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth for the periods indicated selected consolidated financial data for Authentic Fitness Corporation. This information should be read in conjunction with the consolidated financial statements included elsewhere herein and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.' The selected consolidated balance sheet data for the Company as of June 28, 1992, July 3, 1993 and July 2, 1994 and the selected consolidated financial data for the fiscal years ended June 28, 1992 and July 3, 1993 are derived from audited consolidated financial statements not included herein. The selected consolidated financial data for the Company for the fiscal years ended July 2, 1994, July 1, 1995 and July 6, 1996 and as of July 1, 1995 and July 6, 1996 are derived from audited consolidated financial statements included elsewhere herein. The fiscal years ended July 3, 1993 and July 6, 1996 included 53 weeks of operations. The additional week of operations is not considered material to the results of operations of the Company.

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   FISCAL YEAR ENDED
                                              ------------------------------------------------------------
                                              JUNE 28,     JULY 3,      JULY 2,      JULY 1,      JULY 6,
                                                1992         1993         1994         1995         1996
                                              --------     --------     --------     --------     --------

STATEMENT OF OPERATIONS DATA:
Net revenues..............................    $101,497     $132,944     $178,567     $266,133     $309,609
Gross profit..............................     38,402        47,419       63,710       97,696       75,398
Selling, general and administrative
  expenses................................     18,519        25,168       32,902       52,578       91,723
Non-recurring items.......................      7,220 (a)     --           5,658(b)     --           --
Herman's special bad debt loss............      --            --           --           --          11,642(c)
Merger termination costs..................      --            --           --           --           2,000(c)
Depreciation and amortization.............      2,735         2,778        4,338        6,549
                                              --------     --------     --------     --------     --------
Income (loss) before interest, income
  taxes and extraordinary items...........      9,928        19,473       20,812       38,569      (45,429)
Interest expense..........................      9,624         4,253        4,400        6,977       11,547
                                              --------     --------     --------     --------     --------
Income (loss) before income taxes and
  extraordinary items.....................        304        15,220       16,412       31,592      (56,976)
Income taxes (benefit)....................        769         5,444        6,831       12,118      (17,623)
                                              --------     --------     --------     --------     --------
Income (loss) before extraordinary
  items...................................       (465 )       9,776        9,581       19,474      (39,353)
Extraordinary items.......................     (3,892 )(d)    --          (1,591)(e)    --          (1,497)(f)
                                              --------     --------     --------     --------     --------
Net income (loss).........................    $(4,357 )    $  9,776     $  7,990     $ 19,474     $(40,850)
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Income (loss) per share:
Income (loss) per share before
  extraordinary items.....................    $ (0.04 )    $   0.56     $  (0.49)    $   0.90     $  (2.00)
Extraordinary items.......................      (0.34 )(d)    --           (0.08)(e)    --           (0.08)(f)
                                              --------     --------     --------     --------     --------
Net income (loss) per share...............    $ (0.38 )    $   0.56     $  (0.41)    $   0.90     $  (2.08)
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Weighted average number of shares of
  common stock outstanding................     11,494        17,488       19,724       21,712     19,607(h)
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Divisional summary:
  Net revenues:
    Speedo'r'.............................    $87,354      $102,898     $113,138     $143,991     $161,920
    Designer Swimwear.....................      --            --          28,739       68,572       80,695
    Authentic Fitness'r' Retail...........      --              426        4,620       20,418       38,135
    White Stag'r'/Skiwear.................     14,143        29,620       32,070       33,152       28,859
                                              --------     --------     --------     --------     --------
                                              $101,497     $132,944     $178,567     $266,133     $309,609
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Percentage of net revenues:
    Speedo'r'.............................       86.1 %        77.4%        63.3%        54.1%        52.3%
    Designer Swimwear.....................      --            --            16.1         25.8         26.1%
    Authentic Fitness'r' Retail...........      --              0.3          2.6          7.7         12.3%
    White Stag'r'/Skiwear.................       13.9          22.3         18.0         12.4          9.3%
                                              --------     --------     --------     --------     --------
                                                100.0 %       100.0%       100.0%       100.0%       100.0%
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
BALANCE SHEET DATA:
    Working Capital.......................    $20,685      $ 27,370     $ 54,580     $ 66,051     $ 52,873
    Total assets..........................    137,073       118,122      197,602      278,239      281,466
    Long-term debt (excluding current
      maturities).........................     26,000        21,500       19,191       32,446       51,931
    Stockholders' equity..................     47,764        56,978      121,690      141,908      116,723

------------------

 (a) Non-recurring  expenses  include  bonuses  paid  to  senior  executives  in connection with the acquisition of Catalina/Cole (See Note 2 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations) and the disposition of certain assets of $2.8 million, expenses and bonus related to the modifications and extension of the Chairman's employment agreement of $1.2 million and the write-off of certain new product development and retail division start-up costs of $1.7 million.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (b) Includes $6.7 million of non-recurring compensation expense paid upon the closing of the Company's initial public offering and $0.5 million of accrued costs associated with the relocation of two Canadian facilities.

 (c) Includes a special bad debt loss of $11,642,000 related to the write-off of uncollectable accounts receivable and the write-down in the value of Herman's common stock received as a distribution to creditors as part of the settlement from Herman's March 1993 bankruptcy. Includes $2,000,000 of expenses incurred by the Company in the fourth quarter of fiscal 1996 related to the terminated merger with Warnaco. See Note 11 of Notes to Consolidated Financial Statements.

 (d) Reflects the write-off of deferred financing costs and original issue discount related to certain indebtedness repaid with the proceeds of the Company's initial public offering.

 (e) Reflects the write-off of deferred financing costs related to certain indebtedness repaid with the proceeds of the Company's public offering in December 1993 and the refinancing of the Company's revolving and term debt in April 1994. See Note 6 of Notes to Consolidated Financial Statements.

 (f) Reflects the write-off of deferred financing costs related to certain indebtedness and the refinancing of the Company's credit agreement in March 1996. See Note 6 of Notes to Consolidated Financial Statements.

 (g) Does not include effect of common stock equivalents (options and warrants) as the effect on net loss per share is anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's strategy is to leverage its leading brand names by expanding its channels of distribution and extending its product lines. Key elements of this strategy include opening Company-owned Authentic Fitness'r' retail stores, expanding its product offerings through mass merchandisers and entering international markets. The Company's accomplishments over the past three years include (i) the successful transition of the Speedo'r' brand through line extensions from a highly focused competitive swimwear brand to a complete active fitness brand, (ii) the repositioning of White Stag'r' as an activewear, outerwear and swimwear brand for the mass merchandise market and (iii) the opening of 114 Company-owned Speedo'r' Authentic Fitness'r' retail stores through September 24, 1996, which has resulted in a new channel of distribution for Speedo'r' and Speedo'r' Authentic Fitness'r' products, (iv) the acquisition of the Catalina'r', Cole of California'r' and Anne Cole'r' swimwear brands and
(v) the signing of a licensing agreement to manufacture and distribute Oscar de la Renta'r' swimwear and activewear worldwide.

     Due primarily to the successful implementation of its business strategies, the Company increased net revenues to $309.6 million in fiscal 1996 from $85.5 million in fiscal 1991, a compound annual growth rate of 29.4%.

RESULTS OF OPERATIONS

     Consistent with the Company's goal of reducing operating expenses and focusing its efforts on its core, high-growth swimwear and Authentic Fitness'r' Retail Store businesses, in May 1996 the Company made a strategic decision to close its closeout outlet stores ('Outlet Stores'). The Outlet Stores represented less than 4% of the Company's net revenues in fiscal 1996 and have not been profitable for the last two years. The difficulty has been trying to sell excess swimwear year round which wasted manufacturing efficiency. Losses related to the operations of the Outlet Stores of approximately $12.4 million in fiscal 1996 include operating losses, inventory losses and the write down of the Outlet Stores' assets to net realizable value.

     In addition, in May 1996, the Company made a strategic decision to exit the skiwear business. The skiwear industry is extremely volatile, very promotional, highly dependent on the weather and the overall economy with many of its retail outlets small and undercapitalized. The Company's skiwear business was largely dependent on one major customer, Herman's, which announced its liquidation in May 1996. In addition, the skiwear business is highly seasonal and requires substantial amounts of working capital that the Company believes can be more effectively utilized in its rapidly growing Speedo'r', Designer Swimwear and Authentic Fitness'r' Retail Store divisions. The Company's skiwear business accounted for approximately $13.8 million of net revenues in fiscal 1996. Losses related to skiwear business of approximately $15.5 million in fiscal 1996 include operating losses incurred during fiscal 1996, inventory losses and the write down of skiwear related assets, including intangible assets and goodwill, to net realizable value.

     Herman's Sporting Goods, Inc. ('Herman's') filed for bankruptcy on April 26, 1996 and on May 2, 1996 announced their liquidation. As a result, the Company recorded a special bad debt loss of $11,642,000 related to the write-off of uncollectable accounts receivable and the write down in the value of Herman's common stock received as a distribution to creditors as part of the settlement from Herman's March 1993 bankruptcy. The special bad debt loss is net of gross recoveries from the Company's credit insurance policy of approximately $4,600,000.

     On June 6, 1996, Warnaco and the Company announced that they were proposing a merger in which the Company's common stock would be converted into Warnaco common stock ('Proposed Merger'). On July 12, 1996 Warnaco and the Company executed an Agreement and Plan of Merger. On July 25, 1996 Warnaco and the Company terminated the Proposed Merger. The Company incurred certain investment banking, legal and other fees in connection with the proposed merger amounting to approximately $2.0 million, such fees are included in the caption non-recurring and special items in the Statement of Operations for fiscal 1996.

     The Company has experienced extraordinary growth in its operations over the last several years due in large part to the successful implementation of the Company's business strategies, the acquisition of Catalina/Cole and the expansion of the Company's fashion swimwear lines and the highly successful expansion of the Company's Authentic Fitness'r' Retail Stores. However, the bankruptcy of Herman's, one of the Company's largest customers, has caused significant and severe dislocation and disruption in the markets in which the Company operates.

     In view of the above described growth and market conditions, the Company completed an extensive review and evaluation of its accounts receivable, inventory and other accounts and, as a result, the Company provided additional reserves of $18.7 million which relate to and will be reflected in the Company's fiscal 1996 second and third quarter results.

     The adjustments are summarized below (in thousands):

                                                           COST OF       SELLING, GENERAL AND
                                                          GOODS SOLD    ADMINISTRATIVE EXPENSES     TOTAL
                                                          ----------    -----------------------    -------

Accounts receivable and other provisions...............    $ --                 $ 5,509            $ 5,509
Inventory reserves.....................................      13,227           --                    13,227
                                                          ----------            -------            -------
                                                           $ 13,227             $ 5,509            $18,736
                                                          ----------            -------            -------
                                                          ----------            -------            -------

     See Note 17 of Notes to Consolidated Financial Statements for the impact of these items on the Company's interim financial results for fiscal 1996.

     The table below summarizes certain operating information for the Company for each of the last three fiscal years. The operating results for fiscal 1996 have been adjusted to segregate losses and expenses associated with skiwear, the Outlet Stores, Herman's and the terminated merger with Warnaco from the other operations of the Company. This supplemental information should be read in conjunction with the Consolidated Financial Statement and Notes thereto provided elsewhere herein. The Company has also separately identified the impact of the incremental inventory and accounts receivable reserves on the results of operations for fiscal 1996.

                            STATEMENT OF OPERATIONS
                                (SELECTED DATA)

                                                                              FISCAL YEAR ENDED
                                                      -----------------------------------------------------------------
                                                      JULY 2,    % OF NET    JULY 1,    % OF NET    JULY 6,    % OF NET
                                                       1994      REVENUES     1995      REVENUES     1996      REVENUES
                                                      -------    --------    -------    --------    -------    --------
                                                                                (IN MILLIONS)

Net revenues.......................................   $ 178.6     100.0%     $ 266.1     100.0%     $ 309.6     100.0%
Gross profit -- as adjusted for items below........      63.7      35.7%        97.7      36.7%        97.3      31.4%
Selling, administrative and general expenses -- as
  adjusted for items below.........................      32.9      18.4%        52.6      19.8%        83.6      27.0%
                                                      -------                -------                -------
Depreciation and amortization......................       4.4                    6.5                    7.3
Income before extraordinary items -- as adjusted
  for items below..................................      13.2                   19.4                    2.2
Other items:
Non-recurring items................................       5.6                     --                     --
Herman's bad debt loss.............................        --                     --                   11.6
Merger costs.......................................        --                     --                    2.0
Exit costs related to skiwear......................        --                     --                   15.5
Exit costs related to Outlet Stores................        --                     --                   12.4
Inventory, accounts receivable and other reserve
  adjustments......................................        --                     --                   18.7
Net income loss....................................   $   8.0(a)             $  19.4                $ (40.8)(b)
                                                      -------                -------                -------
                                                      -------                -------                -------

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 1996 TO FISCAL 1995

     Net revenues increased 16.3% in fiscal 1996 to $309.6 million from $266.1 million in fiscal 1995. The increase in net revenues is a result of an increase in Speedo'r' Division net revenues of 12.5%, Designer Swimwear Division net revenues of 17.7%, and Retail Division net revenues of 86.8%. White Stag'r'/Skiwear Division net revenues decreased 12.9% due to a decrease in skiwear net revenues of $8.0 million (36.7%) partially offset by an increase in shipments of White Stag'r' products to Wal-Mart. The increase in Speedo'r' net revenues is primarily a result of increases in Fitness swimwear of 46%, Speedo'r' kids of over 100% and men's swimwear of 29.8% partially offset by a decrease in accessories. The increase in Designer Swimwear Division net revenues reflects increases in Catalina'r' shipments to Wal-Mart of over 100%, an increase in Cole of California'r' of 28.6% and Anne Cole'r' of 15.1%. The increase in Retail Division sales reflects the increase in the number of stores from 68 at the end of fiscal 1995 to 104 at the end of fiscal 1996. In addition, Retail Division same store sales increased approximately 6.9% in fiscal 1996 compared to fiscal 1995. The decrease in skiwear net revenues primarily reflects decreased shipments to Herman's which accounted for approximately 33% of shipments of skiwear products in fiscal 1995.

     Gross profit in fiscal 1996 decreased to $75.4 million from the $97.7 million in fiscal 1995. Gross profit as a percentage of net revenues was 24.4% in fiscal 1996 compared to 36.7% in fiscal 1995. Gross profit for fiscal 1996 includes approximately $21.9 million of gross profit losses attributable to skiwear, outlet stores and the incremental inventory reserve adjustments. Fiscal 1996 gross profit before the impact of these items was $97.3 million or 31.4% of net revenues. The decrease in gross profit as a percentage of net revenues in 1996 compared to 1995 reflects the significant and severe dislocation and disruption of the Company's markets caused by the Herman's bankruptcy and liquidation of Speedo'r' inventory at distressed prices which resulted in a 21% deterioration in gross margin in the fourth quarter of fiscal 1996 and early markdowns taken in the Designer Swimwear Division.

     Selling, general and administrative expenses for fiscal 1996 increased to $91.7 million (29.6% of net revenues) from $52.6 million (19.7% of net revenues) in fiscal 1995. The increase in selling, general and administrative expenses for fiscal 1996 includes $9.1 million related to the decision to exit the skiwear and outlet store businesses and the impact of the accounts receivable and other allowances recorded by the Company in fiscal 1996. Selling, general and administrative expenses before the impact of these items for fiscal 1996 was $83.6 million (27.0% of net revenue). The increase in selling, general and administrative expenses in 1996 compared to fiscal 1995 reflects higher variable expenses related to the higher sales volume, primarily from the Authentic Fitness'r' Retail Division and an increase of over $6 million in marketing expenses leading to the 1996 Olympics in Atlanta and the Inner City Games. The increase in selling, general and administrative expenses as a percentage of net revenues reflects higher Authentic Fitness'r' Retail Division sales which require a higher level of selling expenses than the wholesale divisions and the increased marketing expenses noted above and excess distribution costs due to shipping inefficiencies in the fourth quarter.

     Depreciation and amortization expense increased to $15.5 million in fiscal 1996 from $6.5 million in fiscal 1995. The increase in depreciation and amortization expenses reflects the amortization of and write-off of goodwill and intangible assets related to the skiwear and outlet store businesses of $8.2 million. The remaining increase in depreciation and amortization expenses of $0.7 million primarily reflects amortization of leasehold assets attributable to the increased number of Authentic Fitness'r' Retail Stores compared to fiscal 1995. Depreciation and amortization expense in fiscal 1996 before the impact of the skiwear and outlet store businesses was $7.2 million.

     Interest expense increased to $11.5 million in fiscal 1996 from $7.0 million in fiscal 1995. Interest expense includes approximately $1.0 million related to the carrying cost of working capital for the skiwear and outlet store operations. Interest expense before the $1.0 million related to skiwear and the outlet stores was $10.5 million. The Company expects that the strategic decision to exit these businesses will release working capital to be invested in the Company's core swimwear and Authentic Fitness'r' Retail Stores divisions. The increase in interest expense reflects higher working capital requirements to support the 16.5% increase in net revenue in fiscal 1996 compared to fiscal 1995 and an increase in the Company's borrowing rate from LIBOR plus .50% to LIBOR plus 1.75% related to the Bridge Loan. See Note 6 of Notes to Consolidated Financial Statements.

     The Company's effective income tax benefit rate for fiscal 1996 was approximately 31% compared to a provision of 38.4% in fiscal 1995. The Company's effective tax rate for 1996 reflects the recognition of tax benefits available to the Company from the carry back of the Company's net operating loss for fiscal 1996 to prior years and a reduction in previously provided deferred taxes. The Company recorded a deferred income tax asset related to the future benefit of net operating loss carryforwards of approximately $3.5 million in fiscal 1996. The deferred tax asset has been fully reserved by a valuation allowance. Future benefits associated with the Company's net operating loss carryforward will be realized as the Company realizes taxable income.


    Income before extraordinary and other items was $22 million in fiscal 1996 compared to $19.4 million in fiscal 1995. The decrease reflects the higher selling general and administrative and interest expense, as noted above.





     In the third quarter of fiscal 1996, the Company recorded an extraordinary item of $1.5 million (net of income tax benefit of $0.6 million) related to the write off of deferred financing costs due to the early extinguishment of debt.

     The net loss of $(40.8) million for fiscal 1996 includes losses related to the skiwear and outlet store businesses, the write-off of expenses related to the proposed merger, the Herman's bad debt loss and the incremental inventory and accounts receivable reserve adjustments.

COMPARISON OF FISCAL 1995 TO FISCAL 1994

     Net revenues increased 49.0% to $266.1 million from $178.6 million in fiscal 1994. The increase in net revenues is a result of increases in Speedo'r' Division net revenues of 27.3%, Designer Swimwear Division net revenues of 138.6%, Retail Division net revenues of $15.8 million and a slight increase in White Stag'r'/Skiwear Division net revenues. The increase in Speedo'r' net revenues reflects increases in all categories. Speedo'r' is the dominant competitive swimwear brand with a nearly a 60% market share in 1995 compared to 48% last year and continues to be the number one brand in men's swimwear with a 25% market share, nearly twice its nearest competitor. The increase in Designer Swimwear net revenues reflects the full booking and shipping season in fiscal 1995 compared to nine months in fiscal 1994, as well as strong selling of our brands at retail where two of our brands were top ten sellers. The increase in Retail Division net revenues reflects the increase in the number of stores from sixteen at the end of fiscal 1994 to sixty-eight at the end of fiscal 1995. White Stag'r'/Skiwear Division net revenues increased despite the weak ski season and our decision to reduce certain lower margin businesses compared to last year. The Company expects that the Designer Swimwear and Retail Stores Divisions will contribute a higher percentage of the Company's net revenues in future periods.

     Gross profit for the fiscal year increased 53.3% to $97.7 million from the $63.7 million reported in fiscal 1994. Gross profit as a percentage of net revenues was 36.7% in fiscal 1995 an improvement of 100 basis points over the 35.7% in fiscal 1994. The increase in gross profit primarily reflects the higher sales volume noted above. The increase in gross profit as a percentage of net revenues reflects the increased level of Retail Division sales which generate a higher gross profit margin than the wholesale divisions.

     Selling, administrative and general expenses increased to $52.6 million (19.7% of net revenues) in fiscal 1995 from $32.9 million (18.4% of net revenues) in fiscal 1994. The increase in selling, general and administrative expenses primarily reflect the higher sales volume noted above. The increase in selling, general and administrative expenses as a percentage of net revenues reflects higher Retail Division sales which require a higher level of selling expenses as a percentage of net revenues than the wholesale divisions.

     Depreciation and amortization expense of $6.5 million increased $2.2 million from the $4.3 million reported in fiscal 1994. The increase in depreciation and amortization expense reflects the amortization of goodwill and intangible assets attributable to the Catalina/Cole Acquisition for a full year in fiscal 1995 compared to nine months in fiscal 1994 and an increase in depreciation expense associated with the investment in fixed assets for the Retail Division.

     Interest expense increased to $7.0 million in fiscal 1995 compared to $4.4 million in fiscal 1994. The increase in interest expenses reflects a 200 basis point increase in interest rates in fiscal 1995 compared to fiscal 1994, the roll-out of the Retail Division and higher working capital requirements to support the net revenue increase of 49.0% and EBITDA increase of 46.5% in fiscal 1995 compared to fiscal 1994.

     In the second quarter of fiscal 1994 (last fiscal year) the Company recorded non-recurring items totalling $5.7 million (before income tax benefits) related to the Catalina Cole Acquisition, the write-off of certain start-up costs related to the Retail Division and certain costs related to the development of a new product for the fitness market place.

     The provision for income taxes increased to $12.1 million in fiscal 1995 from $6.8 million in fiscal 1994. The Company's effective tax rate for fiscal 1995 was 38.4% in fiscal 1995 compared to the U.S. statutory rate of 35%. The difference between the statutory rate and the Company's annual effective rate primarily reflects the impact of state income taxes.

     Net income increased to $19.5 million ($.90 per share) in fiscal 1995 compared to income before non-recurring and extraordinary items of $13.2 million ($0.67 per share) in fiscal 1994. The increase in net income in fiscal 1995 compared to the fiscal 1994 reflects increased operating income of $12.1 million partially offset by higher interest expense and income taxes.

CAPITAL RESOURCES AND LIQUIDITY

     On September 6, 1996, the Company entered into a $200 million Credit Agreement (the '$200 Million Credit Agreement'), which replaced the Company's previous $250 million Credit Agreement. The decrease in the total amount of the credit agreement reflects the Company's intent not to exercise their option to repurchase the remaining portion of the Series A Warrant from GE Capital at $24 per share. The option expires in March 1997. The $200 Million Credit Agreement is for a term of five years and provides for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility (the 'Revolving Loan') in the amount of $150 million. Borrowing under the $200 Million Credit Agreement accrues interest at the lenders base rate or at LIBOR plus 1.5%. The rate of interest payable on outstanding borrowing will be automatically reduced, after June 30, 1997 to as low as LIBOR plus
 .75%, as the Company's EBITDA to Debt ratio improves. In addition the agreement allows the Company to repurchase up to $10 million of its own Common Stock after March 31, 1997 under certain conditions.

     On September 13, 1995 the Company purchased from General Electric Capital Corporation ('GE Capital') one-half of a warrant to acquire 3,618,358 shares of the Company's common stock at $.005 per share (the 'Series A Warrant') for $36,183,580 or $20 per share (representing 1,809,179 shares). The purchase of the Series A Warrant was funded with the proceeds of a five-year bridge loan (the'Bridge Loan') provided under the Company's Credit Agreement which was subsequently repaid from the proceeds of the Company's sale of common stock in October 1995. (See Notes 6, 7 and 8 of Notes to Consolidated Financial Statements). In the first quarter of fiscal 1997 GE Capital exercised the Series A Warrant and the Company issued 1,809,179 shares of common stock.

     On October 17, 1995 the Company sold 2,500,000 shares of common stock in an underwritten public offering at a sales price of $21.625 per share. Net proceeds from the offering were approximately $50,805,000 (after underwriting discounts and expenses of $3,258,000). Proceeds from the offering were used to repay the amounts outstanding under the Bridge Loan and to repay amounts outstanding under the Company's term loan.

     On August 16, 1995 the Company's Board of Directors declared the Company's initial cash dividend, payable on October 2, 1995 to shareholders of record on August 30, 1995 of 1 1/4[c] per share, equivalent to an annual rate of 5[c] per share. The Company expects that the initiation of a regular quarterly cash dividend will help broaden the Company's shareholder base.

     The Company believes that the repurchase of one half of the Series A Warrant and the initiation of a regular cash dividend demonstrate the Company's ongoing commitment to increase shareholder value.

     The Company plans to expand its channels of distribution and provide growth in its operations by opening additional retail stores. The Company currently has 114 stores open, including 20 stores in Bally's Health and Fitness Centers ('Bally's'), and expects to open approximately 200 additional stores over the next six years. The cost of leasehold improvements, fixtures and the additional working capital associated with the opening of an average new store is expected to be approximately $250,000.

     The Company's liquidity requirements have historically arisen primarily from its debt service requirements and the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs generally arising at the end of the third quarter and the beginning of the fourth quarter of the fiscal year. The Company typically generates nearly all of its operating cash flow in the fourth quarter of the fiscal year reflecting third and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year. The acquisition of Catalina/Cole has impacted this seasonal trend. The women's fashion swimwear business is seasonal as merchandise is manufactured in the summer and fall months for shipment to department and specialty stores on regular 30 day terms in the period from November to mid-April. This manufacturing and shipping pattern has increased the Company's investment in working capital, primarily inventory and accounts receivable during the Company's first and second fiscal quarters, nearly all the cash flow from the designer swimwear business is generated in the fourth quarter of the fiscal year.

     The Company meets its seasonal working capital needs by utilizing amounts available under its revolving line of credit. The Company has amended and increased its lines of credit several times in the last two years, primarily to support the growth of its swimwear divisions and to fund the rapid rollout of the retail stores.

     Cash used by operating activities in fiscal 1996 was $39.5 million compared to cash used in operations of $(15.8) million in fiscal 1995. The increase in cash used by operating activities in fiscal 1996 reflects the Company's net loss of $(40.8) million in fiscal 1996.

     The Company believes that funds available under its current $200 Million Credit Agreement, as noted above, combined with cash flow to be generated from future operations will be sufficient for the operations of the Company, including debt service, dividend payments and costs associated with the expansion of its Authentic Fitness'r' Retail Division for at least the next twelve months. Although the Company believes that its current credit agreement and cash flow to be generated from future operations will also be sufficient for its long-term operations (periods beyond the next twelve months) circumstances may arise that would require the Company to seek additional financing. In those circumstances the Company expects to evaluate potential additional sources of funds, for example, sales of additional common stock and expanded or additional bank credit facilities.

SEASONALITY

     The Company's operations are seasonal. In fiscal 1996, approximately 61% of the Company's net revenues were generated in the second half of the fiscal year and substantially all of the Company's cash flow from operating activities is generated in the fourth quarter of the fiscal year.

     The following table summarizes the net revenues of the Company for each of the quarters in the last two fiscal years.

                                                                         THREE MONTHS ENDED ON
                                          ------------------------------------------------------------------------------------
                                                                             (IN MILLIONS)
                                          OCT 2,    JAN 1,    APRIL 1,    JULY 1,    OCT 1,    DEC 31,    MARCH 31,    JULY 6,
                                           1994      1995       1995       1995       1995      1995        1996        1996
                                          ------    ------    --------    -------    ------    -------    ---------    -------
Net revenue............................   $ 37.6    $ 56.3     $ 74.8      $97.4     $ 42.9     $77.3       $98.9       $90.5

     The Speedo'r' Division produces a variety of products during the year and is seasonal in nature with 60% of net revenues realized in the second half of fiscal 1996. The Designer Swimwear Division is seasonal in nature, most customers orders are placed in the July through December period and the product is shipped to customers starting in November. In fiscal 1996, 70% of net revenues for the Designer Swimwear Division were realized in the second half of the year. The Company's Retail Stores Division is somewhat seasonal. For the 68 stores open for the full 12 months of fiscal 1996, 47% of those stores' sales were realized in the second half of the fiscal year.

INFLATION

     The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States and Canada have had a significant effect on its net revenues or its profitability. In the past, the Company has been able to offset such effects by increasing prices or by instituting improvements in efficiency.

IMPACT OF NEW ACCOUNTING STANDARDS

     The Company accounts for its stock compensation arrangements under the provisions of APB 25, 'Accounting for Stock Issued to Employees,' and intends to continue to do so. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, 'Accounting for Stock Based Compensation' ('FAS 123'). FAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation awards. However, FAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. FAS 123 is effective for fiscal years beginning after December 15, 1995 (the Company's 1997 fiscal year). The Company intends to disclose the information required by FAS 123 beginning with its 1997 fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report. See
Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is herein incorporated by reference from page 10 of Part I included herein and the Proxy Statement of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 11 is herein incorporated by reference from the Proxy Statement of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is hereby incorporated by reference from the Proxy Statement of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS.

     The information required by Item 13 is hereby incorporated by reference from the Proxy Statement of the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K.

  (a)  1.  Consolidated Financial Statements of Authentic Fitness Corporation

Report of Independent Auditors
Consolidated Balance Sheets as of July 1, 1995 and July 6, 1996
Consolidated Statements of Operations for the Years Ended July 2, 1994, July 1, 1995 and July 6,
  1996
Consolidated Statement of Stockholders' Equity for the Years Ended July 2, 1994, July 1, 1995 and
  July 6, 1996
Consolidated Statements of Cash Flows for the Years ended July 2, 1994, July 1, 1995 and July 6,
  1996
Notes to Consolidated Financial Statements

       2.  Financial Statement Schedules

           Schedule II  Valuation and Qualifying Accounts

         All other financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

       3(a).  Exhibits:

 3.1**       Restated Certificate of Incorporation of the Registrant.
 3.2**       Bylaws of the Registrant.
10.1*        Management  Stock Subscription  Agreement dated  May 11, 1990  among the  registrant and the
             Management Participants listed therein.
10.2**       Amendment to Management  Stock Subscription Agreement  dated as  of June 1,  1992 among  the registrant and the Management Participants listed therein.
10.3*        Registration  Rights  Agreement  dated as  of  May 14,  1990  among the  registrant  and the
             Management Participants listed therein.
10.4**       Amendment to Registration Rights Agreement  dated as of June  1, 1992 among the  registrant,
             Warnaco Inc., Pentland Ventures Ltd. and the Management Participants listed therein.
10.5*        Series  A Warrant for  633,200 shares of Class  A Common Stock  of the Registrant (1,809,179
             shares of Class  A Common  Stock as  adjusted for the  2.8572-for-1 stock  split) issued  to
             General Electric Capital Corporation.
10.6**       Amendment  to Series A Warrant dated  as of June 1, 1992  between the registrant and General
             Electric Capital Corporation.
10.7*`D'     License  Agreement  dated  May   10,  1990  among   Speedo  International  Limited,   Speedo
             International  B.V., Warnaco Inc. and Warnaco  International Inc. and related assignments to
             Authentic Fitness  Products,  Inc.  (formerly  S  Acquisition  Corp.)  (United  States,  its territories and possessions, and Canada).
10.8*`D'     License  Agreement dated May 10, 1990 among Speedo Knitting Mills Pty. Limited, Warnaco Inc.
             and Warnaco International Inc. and related  assignments to Authentic Fitness Products,  Inc.
             (formerly S Acquisition Corp.) (Mexico and the Caribbean Islands).
10.9*        Buying  Agency Agreement  dated as of  May 14,  1990 among Authentic  Fitness Products, Inc.
             (formerly S Acquisition Corp.), 171173 Canada Inc., Asco International Sourcing Limited  and
             Soaring Force Limited.

10.10*       Amendment  to  Buying Agency  Agreement dated  as of  June 1,  1992 among  Authentic Fitness
             Products, Inc.  (formerly  S Acquisition  Corp.),  171173 Canada  Inc.,  Asco  International
             Sourcing Limited and Soaring Force Limited.
10.11**      Employment  Agreement  ('Employment  Agreement')  dated  as  of  July  2,  1992  between the registrant and Linda J. Wachner.
10.12***     First Amendment to Employment Agreement.
10.13*       Incentive Compensation Plan.
10.14*       1990 Key Management Stock Option Plan.
10.15******  1992 Long Term Stock Incentive Plan.
10.16*****   1993 Stock Option Plan for Non-Employee Directors.
10.17*       Form of Indemnification Agreements  between the Registrant and  its directors and  executive officers.
10.18        $200,000,000  Credit  Agreement  Dated  as  of September  6,  1996  among  Authentic Fitness
             Products, Inc., as Borrower, and Authentic Fitness  Corporation and The Bank of Nova  Scotia
             and  General  Electric  Capital Corporation  as  Agents, and  The  Bank of  Nova  Scotia, as
             Administrative Agent,  Swing Line  Bank  and Fronting  Bank,  and General  Electric  Capital
             Corporation as Documentation Agent and Collateral Agent.
11.1         Calculation of Income (Loss) per common share.
21.1*****    Subsidiaries of the registrant.
23.1         Consent of Ernst & Young LLP.
28.1**       Amended  and Restated Stockholders Agreement dated as  of June 1, 1992 among the registrant,
             Pentland  Ventures  Ltd.,  General  Electric  Capital  Corporation,  Warnaco  Inc.  and  the
             Management Participants listed therein.

      * Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-47907.

     ** Incorporated  herein by reference to the Company's Annual Report on Form
        10-K for the fiscal year ended July 3, 1993.

   *** Incorporated herein by reference to  the Company's Annual Report on  Form
       10-K for the fiscal year ended July 2, 1994.

  **** Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 1994.

  **** Incorporated herein by reference to the Company's Registration Statement on Form S-3 No. 33-71540.

****** Incorporated  herein by reference to the  Company's Annual Report on Form
       10-K for the year ended July 1, 1995.

   `D' Confidential treatment granted.

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Registrant in the last quarter of fiscal 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of October, 1996.

                                          AUTHENTIC FITNESS CORPORATION

                                          By:        /S/ LINDA J. WACHNER
                                            _______________________________
                                                      Linda J. Wachner
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------

           /s/ LINDA J. WACHNER             Chairman of the Board of Directors; Chief        October 3, 1996
------------------------------------------  Executive Officer (Principal Executive
            (LINDA J. WACHNER)              Officer)

            /s/ NICOLETTE SOHL              Senior Vice President and Chief Financial        October 3, 1996
------------------------------------------  Officer (Principal Financial and Accounting
             (NICOLETTE SOHL)               Officer)

           /s/ STANLEY S. ARKIN             Director                                         October 3, 1996
------------------------------------------
            (STANLEY S. ARKIN)

         /s/ STUART D. BUCHALTER            Director                                         October 3, 1996
------------------------------------------
          (STUART D. BUCHALTER)

       /s/ JOSEPH A. CALIFANO, JR.          Director                                         October 3, 1996
------------------------------------------
        (JOSEPH A. CALIFANO, JR.)

        /s/ WILLIAM S. FINKELSTEIN          Director                                         October 3, 1996
------------------------------------------
         (WILLIAM S. FINKELSTEIN)

           /s/ ROBERT D. WALTER             Director                                         October 3, 1996
------------------------------------------
            (ROBERT D. WALTER)

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Authentic Fitness Corporation

     We have audited the accompanying consolidated balance sheets of the Authentic Fitness Corporation as of July 1, 1995 and July 6, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 2, 1994, July 1, 1995 and July 6, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authentic Fitness Corporation at July 1, 1995 and July 6, 1996, and the consolidated results of its operations and its cash flows for the years ended July 2, 1994, July 1, 1995 and July 6, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                      ERNST & YOUNG LLP

Los Angeles, California
October 2, 1996

                         AUTHENTIC FITNESS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                             JULY 1,     JULY 6,
                                                                                               1995        1996
                                                                                             --------    --------

ASSETS
Current assets:
     Cash.................................................................................   $    772    $  1,499
     Account receivable -- net of allowances of $4,119 -- 1995 and $9,361 -- 1996.........     71,410      75,274
     Accounts receivable from affiliates..................................................      9,687       4,004
     Inventories..........................................................................     73,003      64,777
     Prepaid expenses.....................................................................      7,636      10,154
                                                                                             --------    --------
     Income tax refunds receivable........................................................                  9,556
          Total current assets............................................................    162,508     165,264
                                                                                             --------    --------
Property, plant and equipment, net of accumulated depreciation of $5,891 and
  $11,062 -- 1996.........................................................................     35,185      42,786
Deferred financing costs, net of accumulated amortization of $440 -- 1995 and
  $3,001 -- 1996..........................................................................      1,416         994
Licenses, trademarks and other assets, net of accumulated amortization of $13,355 -- 1995
  and $20,002 -- 1994.....................................................................     42,465      41,699
Excess of cost over net assets acquired, net of accumulated amortization of $3,617 -- 1995
  and $9,558 -- 1996......................................................................     36,665      30,723
                                                                                             --------    --------
                                                                                             $278,239    $281,466
                                                                                             --------    --------
                                                                                             --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilites:
     Borrowing under revolving credit facility............................................   $ 36,787    $ 68,214
     Current maturities of long-term debt.................................................      7,388         344
     Accounts payable.....................................................................     26,957      21,550
     Payable to affiliates................................................................     12,899      14,132
     Other accrued expenses...............................................................      7,083       8,151
     Accrued income taxes.................................................................      7,489       --
                                                                                             --------    --------
          Total current liabilities.......................................................     96,457     112,391
                                                                                             --------    --------
Long-term debt............................................................................     32,446      51,932
Deferred income taxes.....................................................................      7,428         420
Commitments and contingencies (Note 10)
Stockholders' equity:
     Preferred stock, $.01 par value, 15,000,000 shares authorized -- none outstanding
     Common stock, $.001 par value, shares authorized 60,000,000 -- 1995 and outstanding
      17,789,104 -- 1995 and 20,524,721 -- 1996...........................................         18          21
     Additional paid-in capital...........................................................    112,078     159,239
     Cumulative translation adjustment....................................................       (740)       (723)
     Retained earnings (deficit)..........................................................     30,552     (41,814)
                                                                                             --------    --------
          Total stockholders' equity......................................................    141,908     116,723
                                                                                             --------    --------
                                                                                             $278,239    $281,466
                                                                                             --------    --------
                                                                                             --------    --------

                            See accompanying notes.

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                 FOR THE FISCAL YEARS ENDED
                                                                             ----------------------------------
                                                                             JULY 2,      JULY 1,      JULY 6,
                                                                               1994         1995         1996
                                                                             --------     --------     --------

Net revenues..............................................................   $178,567     $266,133     $309,609
                                                                             --------     --------     --------
Cost of goods sold........................................................    114,857      168,437      234,211
Gross profit..............................................................     63,710       97,696       75,398
Selling, general and administrative expenses..............................     32,902       52,578       91,723
Non-recurring.............................................................      5,658           --
Herman's special bad debt loss............................................      --           --          11,642
Merger termination costs..................................................      --           --           2,000
Depreciation and amortization.............................................      4,338        6,549       15,462
                                                                             --------     --------     --------
Income (loss) before interest and income taxes............................     20,812       38,569      (45,429)
Interest expense..........................................................      4,400        6,977       11,547
                                                                             --------     --------     --------
Income (loss) before income taxes.........................................     16,412       31,592      (56,976)
Provision (benefit) for income taxes......................................      6,831       12,118      (17,623)
                                                                             --------     --------     --------
Income (loss) before extraordinary items..................................      9,581       19,474      (39,353)
Extraordinary items, net of income tax benefits of $926 -- 1994 and
  $705 -- 1996............................................................     (1,591)       --          (1,497)
                                                                             --------     --------     --------
Net income (loss).........................................................   $  7,990     $ 19,474     $(40,850)
                                                                             --------     --------     --------
                                                                             --------     --------     --------
Net income (loss) per share:
     Income (loss) before extraordinary items.............................      $0.49        $0.90       $(2.00)
     Extraordinary items..................................................      (0.08)       --           (0.08)
                                                                             --------     --------     --------
Net income (loss).........................................................      $0.41        $0.90       $(2.08)
                                                                             --------     --------     --------
                                                                             --------     --------     --------
Weighted average number of shares of common stock
  outstanding.............................................................   19,723,812   21,711,629   19,607,410
                                                                             --------     --------     --------
                                                                             --------     --------     --------
Related party transactions included in the Consolidated Statements of
  Operations/Product sales................................................     $5,432       $8,921       $5,339
Purchases of goods and services...........................................      4,942        3,066        4,284
Royalty expense...........................................................      4,148        4,883        6,177
Interest expense..........................................................      3,603          807          928
Rent expense..............................................................        653          880          979

                            See accompanying notes.

                         AUTHENTIC FITNESS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                                                        SHARES OF                ADDITIONAL    CUMULATIVE    RETAINED
                                                          COMMON      COMMON      PAID IN      TRANSLATION   EARNINGS
                                                          STOCK        STOCK      CAPITAL      ADJUSTMENT    (DEFICIT)
                                                        ----------    -------    ----------    ----------    --------

Balance at July 3, 1993:.............................   13,660,284      $14       $ 54,244       $ (368)     $  3,088
Sale of common stock, net of expenses of $5,142......    4,000,000        4         57,104
Exercise of options..................................       18,000     --              211
Management options, net of income tax benefits of
  $513...............................................       46,154     --             (188)
Change in cumulative translation adjustment..........                                              (409)
Net income...........................................                                                           7,990
                                                        ----------    -------    ----------    ----------    --------
Balance at July 2, 1994..............................   17,724,438       18        111,371         (777)       11,078
Exercise of options..................................       64,666     --              707
Change in cumulative translation adjustment..........                                                37
Net income...........................................                                                          19,474
                                                        ----------    -------    ----------    ----------    --------
Balance at July 1, 1995..............................   17,789,104       18        112,078         (740)       30,552
Exercise of options..................................      235,617     --            2,291
Sale of common stock, net of expenses of $3,258......    2,500,000        3         50,802
Repurchase of portion of Series A Warrant............       --         --           (5,932)                   (30,552)
Dividends............................................                                                            (964)
Change in cumulative translation adjustment..........                                                17
Net loss.............................................                                                         (40,850)
                                                        ----------    -------    ----------    ----------    --------
Balance at July 6, 1996..............................   20,524,721      $21       $159,239       $ (723)     $(41,814)
                                                        ----------    -------    ----------    ----------    --------
                                                        ----------    -------    ----------    ----------    --------

                                                           TOTAL
                                                       STOCKHOLDERS'
                                                          EQUITY
                                                       -------------
Balance at July 3, 1993:.............................    $  56,978
Sale of common stock, net of expenses of $5,142......       57,108
Exercise of options..................................          211
Management options, net of income tax benefits of
  $513...............................................         (188)
Change in cumulative translation adjustment..........         (409)
Net income...........................................        7,990
                                                       -------------
Balance at July 2, 1994..............................      121,690
Exercise of options..................................          707
Change in cumulative translation adjustment..........           37
Net income...........................................       19,474
                                                       -------------
Balance at July 1, 1995..............................      141,908
Exercise of options..................................        2,291
Sale of common stock, net of expenses of $3,258......       50,805
Repurchase of portion of Series A Warrant............      (36,484)
Dividends............................................         (964)
Change in cumulative translation adjustment..........           17
Net loss.............................................      (40,850)
                                                       -------------
Balance at July 6, 1996..............................    $ 116,723
                                                       -------------
                                                       -------------

                            See accompanying notes.

                         AUTHENTIC FITNESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                        FOR THE YEARS ENDED
                                                                                  -------------------------------
                                                                                  JULY 2,     JULY 1,    JULY 6,
                                                                                    1994       1995        1996
                                                                                  --------    -------    --------

Cash flows from operating activities:
  Net income...................................................................   $  7,990    $19,474    $(40,850)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Provision for uncollectible accounts receivable...........................     10,396     17,726      21,568
     Depreciation and amortization.............................................      4,338      6,549      15,462
     Non-cash interest.........................................................        226        392         359
     Deferred income taxes.....................................................      5,021      1,535     (18,328)
     Extraordinary item........................................................      2,517      --          2,202
Accounts receivable............................................................    (26,111)   (40,714)    (19,749)
Inventories....................................................................    (14,027)   (34,600)      8,226
Prepaid expenses...............................................................       (648)    (3,048)     (2,518)
Income taxes...................................................................      --         --         (5,724)
Accounts payable...............................................................      3,572      7,657      (4,175)
Other accrued expenses.........................................................       (640)     7,185       3,209
Other..........................................................................        560      2,077          69
                                                                                  --------    -------    --------
Net cash used in operating activities..........................................     (6,806)   (15,767)    (40,249)
                                                                                  --------    -------    --------
Cash flows from investing activities:
     Payment of acquisition accruals...........................................       (420)    (2,185)      --
     Purchases of fixed assets.................................................    (13,934)   (19,278)    (12,668)
     Purchases of intangible assets............................................      --        (6,567)      --
     Acquisition of Catalina/Cole assets, net of proceeds from the sale of
       assets..................................................................    (29,924)     --          --
     Other, net................................................................     (4,059)    (3,289)     (3,739)
                                                                                  --------    -------    --------
Net cash used in investing activities..........................................    (48,337)   (31,319)    (16,407)
                                                                                  --------    -------    --------
Cash flows from financing activities:
     Net borrowings under revolving credit facility............................      3,625     31,359      81,427
     Net proceeds from the sale of common stock and exercise of options........     57,131        707      53,102
     Issuances of long-term debt...............................................     26,013     20,000      38,500
     Payment of deferred financing fees........................................     (2,625)      (526)     (2,139)
     Repayments of debt........................................................    (28,061)    (4,763)    (76,059)
     Dividends.................................................................      --         --           (964)
     Repurchase of a portion of Series A Warrant...............................      --         --        (36,484)
                                                                                  --------    -------    --------
Net cash provided by financing activities......................................     56,083     46,777      57,383
                                                                                  --------    -------    --------
Net increase (decrease) in cash................................................        940       (309)        727
Cash -- beginning of year......................................................        141      1,081         772
                                                                                  --------    -------    --------
Cash -- end of year............................................................   $  1,081    $   772    $  1,499
                                                                                  --------    -------    --------
                                                                                  --------    -------    --------
Supplemental disclosures of cash flow information (in thousands):
     Cash paid for interest....................................................   $  4,136    $ 6,585    $ 11,850
     Cash paid for income taxes................................................      3,471      3,128       7,458

Supplemental disclosures of non-cash operating, investing and financing activities:

     During  the years ended  July 2, 1994, July  1, 1995 and  July 6, 1996, the
Company capitalized approximately $256,000, $268,000, and $         of  interest
costs related to the construction of certain fixed assets and certain acquired assets held for sale.

     During the year ended July 1, 1995, the Company received Common Stock in consideration of an account receivable in the amount of $1,195,000.

     During the years ended July 1, 1995 and July 6, 1996, the Company entered into a capital lease for new equipment and recorded a capital lease obligation
for the cost of the new equipment of $645,000 and $        , respectively.

                            See accompanying notes.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization: Authentic Fitness Corporation (the 'Company') was incorporated in Delaware on April 25, 1990. On May 14, 1990 the Company acquired substantially all of the assets and liabilities of the Activewear Division of Warnaco Inc. ('Activewear') for a purchase price of $85 million and the assumption of approximately $4 million in debt. The Company designs, sources and markets swimwear, swim accessories and active fitness apparel under the Speedo'r', Catalina'r', Cole of California'r', Anne Cole'r', Oscar de la Renta'r', White Stag'r' and Speedo'r' Authentic Fitness'r' brand names. The Company operates in one business segment, the manufacture and sale of apparel.

     Basis of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries for the fiscal years ended July 2, 1994, July 1, 1995 and July 6, 1996. The 1996 fiscal year included 53 weeks of operations, the additional week of operations is not considered material to the operations of the Company. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform to the current period presentation.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Translation of Foreign Currencies: Cumulative translation adjustments arise from consolidating Canadian operations and are included in stockholders' equity.

     Inventories: Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market.

     Advertising Expenses: Advertising costs, primarily print advertising, are expensed when first shown. At July 1, 1995 and July 6, 1996 there were no advertising costs capitalized. Advertising expense for the years ended July 2, 1994, July 1, 1995 and July 6, 1996 were approximately $7,253,000, $13,150,000 and $17,265,000 respectively.

     Prepaid Expenses: Design, sample and certain selling costs (primarily product books) for the upcoming season are deferred and amortized using the straight line method over the season to which they pertain.

     Pre-opening and start up costs: The Company defers certain costs associated with the opening of new retail stores. Pre-opening costs associated with new retail stores are amortized using the straight line method over 12 to 18 months.

     Capitalized Leases: The Company has financed the purchase of certain machinery and equipment using capitalized leases. Assets related to capitalized leases are classified with fixed assets and the related capitalized lease obligations are classified with long-term debt.

     Depreciation: Depreciation of property, plant and equipment is provided using the straight-line method over the assets' estimated useful lives, ranging from 3 to 20 years.

     Intangible Assets: Amortization of licenses and trademarks is provided using the straight line method over the economic lives of the assets, which is principally 20 years. Excess of cost over net assets acquired is amortized over 40 years. The carrying value of excess of cost over net assets acquired is reviewed annually and adjusted if the facts and circumstances suggest that it may be impaired. If this review indicates that the excess of cost over net assets acquired will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the excess of cost over net assets acquired will be reduced by the estimated

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) shortfall of cash flows. Deferred financing costs are amortized over the life of the related debt using the interest method.

     Income Taxes:  The Company  adopted  Financial Accounting  Standards  Board
Statement No. 109 ('FAS 109') effective with its 1993 fiscal year. FAS 109 provides that the liability method is used in accounting for income taxes whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Concentration of Credit Risk: The Company sells its products to department stores, sporting goods stores, mass merchandisers and specialty outlets. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations, except that Herman's Sporting Goods, Inc. ('Herman's') filed for bankruptcy on April 26, 1996 and on May 2, 1996 announced their liquidation. As a result, the Company recorded a special bad debt loss of $11,642,000 ($8,033,000 net of income tax benefits) related to the write-off of uncollectible accounts receivable and the write down in the value of Herman's common stock received as a distribution to creditors as part of the settlement from Herman's March 1993 bankruptcy. The special bad debt loss is net of gross recoveries from the Company's credit insurance policy of approximately $4,600,000. For the years ended July 2, 1994 and July 6, 1996, Wal-Mart Stores, Inc. accounted for 11% of the Company's net revenues. No customer accounted for more than 10% of the Company's net revenues for the year ended July 1, 1995.

     Stock Based Compensation: The Company accounts for its stock compensation arrangements under the provisions of APB 25, 'Accounting for Stock Issued to Employees,' and intends to continue to do so. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, 'Accounting for Stock Based Compensation' ('FAS 123'). FAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other stock-based compensation awards. However, FAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. FAS 123 is effective for fiscal years beginning after December 15, 1995 (the Company's 1997 fiscal year). The Company intends to disclose the information required by FAS 123 beginning with its 1997 fiscal year.

     Net Income Per Common Share: Net income per common share is based on the weighted average common shares outstanding and common share equivalents (options and warrants) for the years ended July 2, 1994 and July 1, 1995. For the year ended July 6, 1996, the net loss per common share is based on the weighted average number of shares of common stock outstanding as the impact of common share equivalents is anti-dilutive.

2 - ACQUISITION

     On October 7, 1993, the Company purchased substantially all of the assets of Taren Holdings, Inc. ('Catalina/Cole Acquisition'), a manufacturer and marketer of women's swimwear and sportswear under the Catalina'r', Cole of California'r', Anne Cole'r' and Sandcastle'r' brand names and private label men's sportswear and women's sportswear. The purchase price for the assets was approximately $42.6 million which included the fees and expenses and certain letter of credit obligations assumed by the Company.

     The Company subsequently sold certain assets relating to the private label men's and women's sportswear manufacturer acquired from Taren ('the Colonial Division') and certain other assets. Net proceeds from the sale of the assets were approximately $12.7 million and have been recorded as a decrease in the net purchase price of the Catalina/Cole assets. The acquisition was accounted for under the purchase method of accounting, accordingly, the accompanying financial statements include the

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 - ACQUISITION (CONTINUED)
results of operations for Catalina/Cole, excluding the Colonial Division, commencing October 7, 1993. The excess of cost over net assets acquired was $18.1 million.

     The net purchase price was allocated to the fair value of assets acquired and liabilities assumed as summarized below (in millions):

Intangible and other assets net of acquisition accruals.....................   $21.0
Property and equipment......................................................     1.2
                                                                               -----
                                                                                22.2
Accounts receivable.........................................................     4.4
Inventories.................................................................     3.3
                                                                               -----
                                                                                29.9
     Assets held for sale...................................................    12.7
                                                                               -----
     Total purchase price...................................................   $42.6
                                                                               -----
                                                                               -----

3 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                                          JULY 1,    JULY 6,
                                                                           1995        1996
                                                                          -------    --------

Raw materials and work in process......................................   $19,045    $ 18,817
Finished goods.........................................................    53,958      45,960
                                                                          -------    --------
                                                                          $73,003      64,777
                                                                          -------    --------
                                                                          -------    --------

4 - PREPAID EXPENSES AND OTHER ASSETS

     Prepaid design, sample and certain selling costs (primarily product books) relating to the upcoming seasons which are included in prepaid expenses amounted to $4,087,000 and $3,264,000 at July 1, 1995 and July 6, 1996, respectively.

     Pre-opening costs, net of accumulated amortization associated with the Company's retail division and stores were $2,219,000 and $1,672,000 at July 1, 1995 and July 6, 1996. Amortization expense related to the deferred costs was $143,000, $1,127,000 and $937,000 for the years ended July 2, 1994, July 1, 1995 and July 6, 1996, respectively. In December 1993 the Company wrote off certain costs associated with the start up of its retail division, including costs previously deferred, see Note 11 of Notes to Consolidated Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following (in thousands):

                                                                          JULY 1,    JULY 6,
                                                                           1995        1996
                                                                          -------    --------

Land...................................................................   $   238    $    238
Buildings and improvements.............................................     1,038       1,038
Machinery and equipment................................................    16,397      17,852
Leasehold improvements.................................................    16,155      22,307
Furniture and fixtures.................................................     7,248      12,413
                                                                          -------    --------
                                                                           41,076      53,848
Accumulated depreciation...............................................    (5,891)    (11,062)
                                                                          -------    --------
                                                                          $35,185    $ 42,786
                                                                          -------    --------
                                                                          -------    --------

6 - DEBT

     On September 6, 1996, the Company entered a $200 Million Credit Agreement (the '$200 Million Credit Agreement'), which replaced the $250 Million Credit Agreement. The decrease in the total amount of the loan commitment reflects the Company's decision not to exercise its option to purchase the remaining portion of the Series A Warrant representing 1,809,179 shares at $24 per share. The $200 Million Credit Agreement is for a term of five years and provides for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility (the 'Revolving Loan') in the amount of $150 million. Borrowing under the $200 Million Credit Agreement accrues interest at the lenders base rate or at LIBOR plus 1.5% (approximately 7.2% at September 30, 1996). The Company is also required to pay a commitment fee on the unused portion of the Revolving Loan equal to .50% per annum on the average daily unused revolving loan commitment. Fees paid to the lenders in connection with the $200 million Credit Agreement were approximately $4.5 million which are classified as deferred financing costs.

     The rate of interest payable on outstanding borrowing under the $200 Million Credit Agreement will be automatically reduced as the Company's debt to EBITDA ratio improves and can be reduced to as low as LIBOR plus .75% after June 30, 1997. The commitment fee payable on the unused revolving loan commitment will also be automatically reduced as the Company's debt to EBITDA ratio improves and can be reduced to as low as .25% per annum after June 30, 1997.

     The Term Loan is payable in nine semi-annual installments commencing on June 30, 1997 with a final installment of $7,500,000 due on September 1, 2001. The current portion of the Term Loan as of September 24, 1996 is $2,500,000. The Company has classified $50,000,000 as long term at July 6, 1996, consistent with the terms of the Company's $200 Million Credit Agreement.

     Borrowing under the $200 Million Credit Agreement is secured by substantially all of the assets of the Company. The collateral will be automatically released when the Company achieves an investment grade implied senior debt rating, as determined by certain credit rating agencies. In addition, the $200 Million Credit Agreement contains various restrictions and covenants and requires the Company maintain certain financial ratios relating to interest and lease coverage, minimum adjusted net worth, maximum total debt to EBITDA and minimum EBITDA and limits the amount of capital expenditures the Company may incur in any one fiscal year.

     A summary of the terms of the Company's previous credit agreements follows. All of the Company's previous credit agreements were secured by substantially all of the Company's assets and required the Company to meet certain financial tests and ratios and contained various restrictions and covenants.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 - DEBT (CONTINUED)

     In conjunction with the purchase of Catalina/Cole in October 1993, the Company amended its existing Loan Agreement with General Electric Capital Corporation ('GE Capital') to provide $25 million of additional credit under its revolving loan and $22 million of additional term borrowing. The additional term loan was payable in two installments of $11 million each in 1999 and 2000 and accrued interest at LIBOR plus 2 3/4%. The revolving loan was due in 1997 and bore interest at LIBOR plus 2 1/2%. The additional term loan and amounts outstanding under the Company's revolving loan were repaid in December 1993 from the proceeds of the sale of 4,000,000 shares of Common Stock.

     On April 28, 1994 the Company entered into a new Credit Agreement with The Bank of Nova Scotia, Citicorp USA, Inc., Chemical Bank and The Bank of New York, which replaced its Loan Agreement with GE Capital. The new Credit Agreement, provided a term loan of $25 million and a revolving loan facility of $75 million and covered a term of five years ending on December 31, 1998. In February 1995, the Company amended its Credit Agreement to increase the amount outstanding under its term loan from $21 million to $41 million and to increase the amount available under the revolving loan facility from $75 million to $105 million (subsequently increased to $141 million in January 1996). Borrowing under the new Credit Agreement accrued interest at LIBOR plus .75% (reduced from LIBOR plus 1%) or at the managing agent's base rate.

     On September 13, 1995, the Company amended its Credit Agreement ('Amended Credit Agreement'). The Amended Credit Agreement provided for an additional term loan ('Bridge Loan') of $75 million. The Company borrowed $36,183,580 of the amount available under the Bridge Loan and repurchased a portion of the Series A Warrant (See Note 8 of Notes to Consolidated Financial Statements). Borrowing under the Amended Credit Agreement accrued interest at LIBOR plus 1.75% or at the managing agent's base rate plus .75%. Amounts outstanding under the Bridge Loan were repaid in full from the proceeds of the Company's public offering of Common Stock which was completed in October 1995 (See Note 7 of Notes to Consolidated Financial Statements).

     On March 26, 1996, the Company entered a $250 million Amended and Restated Credit Agreement (the '$250 Million Credit Agreement'). The $250 Million Credit Agreement provided the Company with a $250 million revolving line of credit and replaced the Amended Bank Credit Agreement. Amounts outstanding under the $250 Million Credit Agreement accrued interest at the Bank's base rate or at LIBOR plus .75% (approximately 6.4% at July 6, 1996). Borrowing under the $250 Million Credit Agreement was secured by substantially all of the assets of the Company. The $250 Million Credit Agreement required that the Company meet certain financial tests and ratios including, (i) interest and lease coverage ratio,
(ii) minimum adjusted net worth, (iii) maximum total debt to EBITDA ratio, (iv) minimum EBITDA and (v) maximum capital expenditures.

     The average interest rate for borrowing under the revolving loan portion of the Company's credit agreements for the years ended July 2, 1994, July 1, 1995 and July 6, 1996 was approximately 5.6%, 7.6% and 7.7%, respectively.

     The Company has entered various lease agreements to finance the purchase of certain computer and other equipment. The leases are generally payable in 60 equal monthly installments, mature from September 1998 through August 2000 and bear interest at rates ranging from approximately 7% to 11% per annum. The leases are secured by the financed equipment. The outstanding principal amount of the leases at July 1, 1995 and July 6, 1996 was $1,281,000 and $2,247,000,
respectively.

     The Company has classified $47,500,000 of the $250 Million Credit Agreement as long term at July 6, 1996, consistent with the terms of the Company's $200 Million Credit Agreement. Approximate

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 - DEBT (CONTINUED)
maturities of long-term debt at September 30, 1996 after giving effect to the $200 Million Credit Agreement are as follows (in thousands):

FISCAL YEAR                                                                        AMOUNT
-----------                                                                       --------

    1997      .................................................................   $  2,500
    1998      .................................................................      6,250
    1999      .................................................................      8,750
    2000      .................................................................     11,250
    2001      .................................................................     13,750
  Thereafter...................................................................      7,500

     The Company believes that the fair market value of its outstanding variable rate debt is approximately equal to the outstanding principal amount thereof as
(i) substantially all of the Company's debt bears interest at floating rates (market) and (ii) there are no prepayment premiums required by any of the Company's material debt agreements.

     In April 1995, the Company entered an agreement ('Collar Agreement') with a bank. The terms of the Collar Agreement provided that the Company's interest rate on $40,000,000 of debt would not fall below 6.25% or rise above 7.25% unless the prevailing LIBOR rate rose above 9% in which case the Company's interest rate will be equal to the market rate plus .75% (1.50% under the $200 Million Credit Agreement, as noted above). The cost to the Company of entering the agreement was $116,000 and is being amortized over the life of the agreement using the straight line method. The additional interest cost to the Company for the year ended July 6, 1996 related to the Collar Agreement was approximately $175,000. The estimated additional interest cost to the Company of the Collar Agreement for fiscal 1997 assuming 3 month LIBOR rates remain at the current rate of 5.65% would be approximately $160,000. Interest payments/receipts on the Collar Agreement are made quarterly.

     Costs incurred to secure debt financing of the Company have been classified as deferred financing costs. These costs are amortized over the life of the related debt instrument using the interest method. Amortization of deferred financing costs amounted to $226,000, $392,000 and $359,000 for the years ended July 2, 1994, July 1, 1995 and July 6, 1996, respectively.

     The Company's lender issues stand-by and commercial letters of credit guaranteeing the Company's performance under certain trade purchase agreements. The letters of credit are issued under the terms of the Company's credit facility. Total letters of credit outstanding were $2,835,000 and $1,123,000 at July 1, 1995 and July 6, 1996 respectively.

     In connection with the repayment of amounts outstanding under its prior Loan Agreement, the Company recognized an extraordinary loss on the write off of deferred financing costs due to the early extinguishment of debt of $1,591,000, net of income tax benefit of $926,000, in the second quarter of fiscal 1994. In connection with the refinancing of the Company's credit Agreement in March 1996, the Company recognized an extraordinary loss on the write off of deferred financing costs due to the early extinguishment of debt of $1,497,000, net of income tax benefits of $705,000 in the third quarter of fiscal 1996.

7 - CAPITAL STOCK

     On January 7, 1994, the Company's Board of Directors authorized a two for one stock split for stockholders of record on January 20, 1994, and effective February 10, 1994. The split increased the number of outstanding shares of common stock, outstanding options and outstanding warrants by 100%. Exercise prices for outstanding options and warrants were adjusted to reflect the split. All outstanding share and per share information has been adjusted to reflect the split as if it had occurred at the beginning of each period presented. In connection with the purchase of the assets of the Activewear

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 - CAPITAL STOCK (CONTINUED)
Division of Warnaco and the initial capitalization of the Company, the Company granted to a major stockholder the option to purchase Class A common stock of the Company should the investor's ownership of issued and outstanding common stock fall below 50%. The investor was entitled to purchase unissued common stock of the Company (at fair value) sufficient to increase the investor's ownership of common stock of the Company to more than 50% of all issued and outstanding common stock. The Company and the major stockholder revised, upon the closing of the Initial Public Offering of the Company's common stock ('IPO'), the option agreement, which had allowed the major stockholder to purchase shares to maintain its 50% interest at all times, to an option, for as long as the major stockholder owns 20% or more of the outstanding common stock of the Company to maintain its percentage interest in the outstanding common stock of the Company in the event of certain issuances of common stock by the Company.

     On December 16, 1993, the Company completed the sale of 4,000,000 shares of its common stock in an underwritten public offering at a sales price of $15.56 per share. Net proceeds from the offering were approximately $57,104,000 (after underwriting discounts and expenses of $5,142,000). Proceeds from the Offering were used to reduce the amount outstanding under the Company's term loan to $25,000,000 and to repay amounts outstanding under the Company's revolving loan.

     On October 17, 1995 the Company sold 2,500,000 shares of common stock in an underwritten public offering at a sales price of $21.625 per share. Net proceeds from the offering were approximately $50,805,000 (after underwriting discounts and expenses of $3,258,000). Proceeds from the offering were used to repay the amounts outstanding under the Bridge Loan and to repay amounts outstanding under the Company's term loan.

8 - WARRANTS

     At May 14, 1990, the Company issued a warrant for the purchase of 3,618,358 shares (Series A Warrant) of its common stock for a nominal exercise price per share. The Series A Warrant is exercisable in whole or in part at any time after July 1, 1990 and expires May 14, 2000. The Series A Warrant was issued in conjunction with the original credit agreement between the Company and the lender in May 1990 and was valued at $2,525,000. On September 13, 1995, the Company purchased from General Electric Capital Corporation ('GE Capital') one-half of the shares available for purchase under the Series A Warrant for 36,183,580 or $20 per share (representing 1,809,179 shares). This purchase was funded from the proceeds of the Bridge Loan.

     During the first quarter of fiscal 1997, GE Capital exercised the Series A Warrant and acquired 1,809,179 shares of the Company's common stock.

9 - STOCK OPTIONS

     The 1990 Key Management stock Purchase Option Plan provides for the granting of options to key employees to purchase the Company's common stock at an exercise price of $.00875 per share. Options to purchase 286,668 shares of common stock were granted prior to the acquisition of the assets of the Activewear Division of Warnaco. During fiscal 1993, the terms of the outstanding Key Management Options were amended to provide (i) option holders with the right to satisfy income tax withholding requirements by having the Company withhold a portion of the shares of common stock issuable under the option grants and (ii) deferred vesting of up to 50% of the outstanding options. On July 2, 1993 options to purchase 175,624 shares of common stock were exercised and 136,614 shares of common stock were issued (after giving effect to the withholding of 39,010 shares of common stock to satisfy income tax withholding requirements). On July 2, 1994 options to purchase 94,888 shares of common

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 - STOCK OPTIONS (CONTINUED)
stock were exercised and 46,154 shares were issued (after giving effect to the withholding of 48,734 shares to satisfy income tax withholding requirements).

     The exercise of the Key Management Options resulted in a reduction of income taxes payable which was accounted for as an increase in paid in capital of $524,000 and $513,000 in fiscal 1993 and fiscal 1994, respectively. At July 6, 1996 options to purchase 16,150 shares were outstanding which are exercisable. The Company has 16,150 shares of common stock reserved for future issuance for the exercise of Key Management Options.

     The 1992 Long Term Incentive Plan (the 'Stock Plan') was adopted by the Board of Directors on May 7, 1992. In November 1994, the stockholders approved an amendment to the Stock Plan whereby the number of options available for grant under the Stock Plan increases by an amount equal to 3% of the outstanding shares of common stock of the Company on the first day of each fiscal year. As a result, [622,636] options were available for grant under the Stock Plan as of July 7, 1996.

     Options issued, canceled, exercised and outstanding under the Stock Plan at July 6, 1996 are summarized below:

                          NUMBER                                                EXERCISE    EXPIRATION    EXERCISABLE AT
    ISSUE DATE(a)         ISSUED       CANCELLED    EXERCISED    OUTSTANDING     PRICE         DATE        JULY 1, 1995
----------------------   ---------     ---------    ---------    -----------    --------    ----------    --------------

7/2/1992..............     100,000        --         100,000         --          $ 7.00       7/2/2002        --
8/14/1992.............     380,000       44,000       99,332        236,668      $ 8.00      8/14/2002        236,668
11/19/1992............      50,000       50,000        --            --          $11.00     11/19/2002        --
5/20/1993.............      90,000       70,000       20,000         --          $11.75      5/10/2003        --
8/19/1993.............     324,000(b)    20,014       23,986        280,000      $10.88      8/19/2003        253,333
9/9/1993..............     100,000        --           --           100,000      $11.25       9/9/2003         66,667
11/10/1993............      30,000        --           --            30,000      $15.13     11/10/2003         20,000
1/7/1994..............      30,000        --           --            30,000      $13.88       1/7/2004         20,000
8/16/1994.............     615,000(c)    40,017       19,983        535,000      $15.25      8/16/2004        361,666
11/10/1994............      20,000        --           3,333         16,667      $14.50     11/10/2004          5,556
12/22/1994............       8,000        --           --             8,000      $13.75     12/22/2004          2,667
2/23/1995.............      90,000        --          23,316         66,684      $14.25      2/23/2005         22,228
5/11/1995.............      85,000       16,667        8,333         60,000      $15.50      5/11/2005         20,000
8/11/1995.............   1,085,000(d)    35,000        --         1,050,000      $20.88      8/11/2005        500,000
3/11/1996.............      50,000        --           --            50,000      $28.38      3/11/2006        --
5/8/1996..............      50,000        --           --            50,000      $19.75       5/8/2006        --

------------------

 (a) Options vest one third on each anniversary date starting one year after the issue date.

 (b) 200,000 of such options are fully vested

 (c) 250,000 of such options are fully vested.

 (d) 500,000 of such options are fully vested.

     At July 6, 1996 the Company had 2,533,019 shares of common stock reserved for the exercise of options granted and to be granted under the Stock Plan.

     At September 24, 1996, 40,000 of the above options had been canceled.

     In November 1993, the stockholders approved and the Company adopted the 1993 Stock Option Plan for Non-Employee Directors ('Directors Plan'). The Directors Plan provides for awards of non qualified stock options to Directors of the Company who are not employees of the Company or its affiliates and who have not, within one year, received any other award under any plan of the Company or its affiliates. Options granted under the Directors Plan shall be exercisable in whole or in part at all

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 - STOCK OPTIONS (CONTINUED)
times during the period beginning on the date of grant until the earlier of (i) ten years from the date of grant or (ii) one year from the date on which an optionee ceases to be an eligible Director.

     The exercise price per share of Common Stock shall be 100% of the fair market value on the date the option is granted. In addition, the Directors Plan provides for granting of options to purchase 15,000 shares of Common Stock upon a non employee Director's election or appointment to the Board of Directors of the Company. Immediately following each Annual Shareholders Meeting, commencing with the meeting following the close of the 1994 fiscal year, each eligible Director will be granted an option to purchase 5,000 shares of Common Stock. As of July 6, 1996 options to purchase 75,000, 15,000, 25,000, 15,000 and 40,000 shares of Common Stock had been granted at exercise prices of $11.22, $14.1875, $14.625, $14.187 and $19.375 per share, 20,000 of which had been exercised and 15,000 of which had been cancelled. At July 6, 1996 the Company had 200,000 shares of Common Stock reserved for future issuance for the exercise of options granted under the Directors Plan.

10 - COMMITMENTS AND CONTINGENCIES

     Leases: Rent expense including rent paid to Warnaco was $3,698,000, $6,099,000 and $10,200,000 for the years ended July 2, 1994, July 1, 1995 and
July 6, 1996, respectively. Rent paid to Warnaco was $653,000, $880,000 and $979,000 for the years ended July 2, 1994, July 1, 1995 and July 6, 1996, respectively.

     In September 1996, Warnaco agreed to release the Company from future obligations under their sub-lease agreement, therefore the Company has no future non-cancelable leases obligation related to Warnaco.

     Future minimum lease payments, required under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

    FISCAL
    YEAR                                                           TOTAL
                                                                  -------
1997...........................................................   $ 7,687
1998...........................................................     7,411
1999...........................................................     6,633
2000...........................................................     6,529
2001...........................................................     6,533
Thereafter.....................................................    23,870

     Pending Litigation: On June 6, 1996, Warnaco and the Company announced that they were proposing a merger in which the Company's common stock would be converted into Warnaco common stock ('Proposed Merger'). Shortly thereafter, three purported class action lawsuits were filed in Delaware Chancery Court against the Company and certain of its directors challanging the Proposed Merger. On July 12, 1996, Warnaco and the Company executed an Agreement and Plan of Merger. On July 25, 1996, Warnaco and the Company terminated the Proposed Merger. The defendants were subsequently granted an indefinite extension of time to respond to the complaints, and the Company is not aware of any other action taken by the plaintiffs since the termination of the Agreement and Plan of Merger. The Company believes that the lawsuits are without merit and, in light of the termination of the Proposed Merger, moot.

     Contingency: On May 14, 1990, the Company agreed to indemnify certain investors for the uncertainty related to the tax consequences of certain transactions. The maximum amount of the tax indemnity would be $1,200,000. Management does not expect this liability to arise.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In connection with the Proposed Merger the Company engaged an investment banking firm to evaluate and advise the Company with respect to the Proposed Merger. The investment banking firm was entitled to receive certain fees for its services a portion of which were payable upon the completion of certain documents and a portion of which became payable upon the consumation of the Proposed Merger. In certain circumstances the Company may be required to pay fees to the investment banking firm of $750,000. Management does not expect this liability to arise.

11 - DEFERRED COMPENSATION AWARDS AND NON-RECURRING EXPENSES

     In December 1993, the Company paid bonuses to certain senior executives in recognition of their strategic accomplishments in completing the Catalina/Cole Acquisition and in the timely disposition of certain surplus assets including the Colonial Division. Such bonuses amounted to $2,800,000 and were recorded as non-recurring expenses in the second quarter of fiscal 1994.

     In November 1993, the Company and its Chairman amended the Chairman's employment agreement. The agreement was extended through October 3, 1998, with automatic one year extensions thereafter and increased the Chairman's base salary. In connection with the completion of the agreement the Company recorded a non-recurring expense of $1,200,000 (including a signing bonus of $800,000).

     The Company incurred certain start up and other costs in connection with the start up of its Retail Division and the development of a new product for the fitness marketplace. These costs amounting to $1,700,000 have been included in the Statement of Operations as a non recurring item in fiscal 1994.

     Herman's Sporting Goods, Inc. ('Herman's') filed for bankruptcy on April 26, 1996 and on May 2, 1996 announced their liquidation. As a result, the Company recorded a special bad debt loss of $11,642,000 ($8,033,000 net of income tax benefits) related to the write-off of uncollectible accounts receivable and the write down in the value of Herman's common stock received as a distribution to creditors as part of the settlement from Herman's March 1993 bankruptcy. The special bad debt loss is net of gross recoveries from the Company's credit insurance policy of approximately $4,600,000.

     The Company incurred certain legal, investment banking and other fees in connection with the Proposed Merger. These costs, amounting to approximately $2,000,000 ($1,380,000 net of income tax benefits), have been included as a non-recurring item in the Statement of Operations in fiscal 1996.

     In view of the above described growth and market conditions, the Company has completed an extensive evaluation of its accounts receivable, inventory and other accounts. As a result of this evaluation, the Company provided certain write-offs and additional reserves primarily against its inventory and accounts receivable balances for the 1996 fiscal year. The additional reserve adjustments resulted in a charge of approximately $18.7 million in fiscal 1996.

     The adjustments are summarized below (in thousands):

                                                            COST OF        SELLING, GENERAL AND
                                                           GOODS SOLD    ADMINISTRATIVE EXPENSES      TOTAL
                                                           ----------    ------------------------    -------

Accounts receivable/other provision.....................    $ --                  $7,353             $ 7,353
Inventory reserves......................................      11,408           --                     11,408
                                                           ----------            -------             -------
                                                            $ 11,408              $7,353             $18,761
                                                           ----------            -------             -------
                                                           ----------            -------             -------

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 - RELATED PARTY TRANSACTIONS

     The Company purchases certain services from Warnaco including contract labor for production, occupancy services related to leased facilities, computer service, laboratory, testing, transportation and other services, all of which are charged at Warnaco's cost. Additionally, the Company sells certain inventory to Warnaco and provides certain design services to Warnaco.

     The Company also has sales to subsidiaries of a major stockholder ('Subsidiaries'). An affiliate of a major stockholder of the Company ('Affiliate') acts as buying agent for certain merchandise purchased by the Company from international suppliers and the Company pays royalties to a subsidiary of a major stockholder ('Subsidiary').

     Through April 28, 1994, the Company paid interest to GE Capital for amounts borrowed under the terms of its credit facility.

     During fiscal 1994, the Company purchased a manufacturing facility including the related equipment and assembled workforce from Warnaco for $3.3 million. The purchase price was determined by an independent appraisal. Also during fiscal 1994, the Company sold certain surplus equipment to Warnaco for $1.4 million.

     During fiscal 1995 the Company purchased certain trademarks from Warnaco. The purchase price was determined by an independent appraisal and totalled $6.6 million. In addition, in fiscal 1995 the Company licensed to Warnaco the rights to produce certain intimate apparel under the Speedo'r' brand name to Warnaco for $1 million.

     In May 1996 the Company made a strategic decision to close its closeout outlet stores. In July 1996, the Company closed several of its closeout outlet stores, transferred the leases on the remaining stores to Warnaco and sold the existing store inventory to Warnaco for $2.4 million, which represented the net book value of the inventory plus 20%.

     The following summarizes related party transactions included in the Consolidated Statements of Operations (in thousands):

                                                                          JULY 2,    JULY 1,    JULY 6,
                                                                           1994       1995       1996
                                                                          -------    -------    -------

Expenses for Warnaco services (excluding rent expense).................   $ 3,534    $ 1,454    $ 2,727
Product sales to Warnaco...............................................     3,528      5,625      4,088
Product sales..........................................................     1,904      3,296      1,251
Interest expense relating to balance owed Affiliate....................       649        807        928
Gross purchases through Affiliate......................................    24,951     27,171     23,457
Royalty expenses.......................................................     4,148      4,883      6,177
Fees paid to affiliate for buying agent services.......................     1,408      1,612      1,557
Interest expense related to prior credit agreement.....................     2,954      --         --

13 - BENEFIT PLAN

     During fiscal 1991, the Company established a 401(k) defined contribution profit sharing plan ('Plan') effective August 1, 1990, which covers all eligible, non-union domestic employees of the Company. The Company matched employee contributions up to 6% of employees eligible compensation until December 31, 1991, at which time the Company suspended matching contributions. Effective January 1, 1993 the Company reinstituted the matching of employee contributions. The Company contributes amounts equal to 15% of employee contributions on a maximum of 6% of employees' eligible compensation. Company contributions to the Plan were approximately $39,000, $64,000 and $114,000 for the years ended July 2, 1994, July 1, 1995 and July 6, 1996, respectively.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 - INCOME TAXES

     The components of deferred taxes and liabilities as of July 1, 1995 and July 6, 1996 are as follows (in thousands):

                                                                                     JULY 1,    JULY 6,
                                                                                      1995       1996
                                                                                     -------    -------

Deferred tax assets (and valuation allowances):
Inventory and accounts receivable reserves........................................   $ 1,591    $ 5,281
Amortization of trademarks and licenses...........................................     3,095      4,554
Tax credit carryforwards, primarily foreign tax credits...........................       684      1,374
Net operating loss carryforward...................................................        --      3,602
Other deferred tax assets.........................................................       750      6,339
Valuation allowances..............................................................    (2,047)    (8,519)
                                                                                     -------    -------
     Deferred tax assets -- net...................................................     4,073     12,631
Tax over book depreciation........................................................      (695)    (3,216)
Acquisition related accruals......................................................    (2,391)    (2,391)
Goodwill deductions in excess of book deductions..................................    (3,561)    (2,674)
Software development costs........................................................    (1,966)    (2,054)
Pre-opening costs.................................................................      (915)      (970)
Other deferred tax liabilities....................................................    (1,973)    (1,746)
                                                                                     -------    -------
     Deferred tax liabilities.....................................................   (11,501)   (13,051)
     Net deferred tax liability...................................................   $(7,428)   $  (420)
                                                                                     -------    -------
                                                                                     -------    -------


     Valuation allowances are recorded to account for uncertainties related to the ultimate realization of net operating loss, capital loss, contribution and foreign tax credit carryforwards and the ultimate realization of tax deductions for intangible amortization. The valuation allowance (decreased) increased $(394,000) and $6,472,000 for the fiscal years ended July 1, 1995 and July 6, 1996, respectively.


     The provision for income taxes included in the Consolidated Statements of Operations amounts to (in thousands):

                                                                               FOR THE YEARS ENDED
                                                                          ------------------------------
                                                                          JULY 2,    JULY 1,    JULY 6,
                                                                           1994       1995        1996
                                                                          -------    -------    --------

Current:
     U.S. Federal......................................................   $ 1,637    $ 8,110    $ (9,995)
     State.............................................................       121      1,739      (1,227)
     Foreign...........................................................        52        730         (99)
                                                                          -------    -------    --------
                                                                            1,810     10,579     (11,321)
Deferred:
     U.S. Federal......................................................     4,282      1,285      (6,483)
     State.............................................................       511        311        (632)
     Foreign...........................................................       228        (57)        108
                                                                          -------    -------    --------
                                                                            5,021      1,539      (7,007)
          Total........................................................   $ 6,831    $12,118    $(18,328)
                                                                          -------    -------    --------
                                                                          -------    -------    --------

     As of July 6, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of $3,522,000 and $11,779,000, respectively, which expire in 2011. In addition, the Company has capital loss and contribution carryforwards for federal purposes of $3,016,000 which expire in 2001. The Company has tax credit carryforwards for foreign taxes and alternative minimum tax and reserve credits for federal purposes.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 - INCOME TAXES (CONTINUED)

     The following represents the reconciliation of the tax provision rate to the U.S. Federal income statutory tax rate:

                                                                                  FOR THE YEARS ENDED
                                                                           ---------------------------------
                                                                           JULY 2,      JULY 1,      JULY 6,
                                                                            1994         1995         1996
                                                                           -------      -------      -------
Statutory rate..........................................................     35.0%        35.0%       (35.0)%
State rate..............................................................      2.6          4.2         (1.1)
Foreign tax rate in excess of U.S. statutory rate.......................      1.0         (2.2)        --
Intangible amortization.................................................      3.0          1.7          0.3
Other...................................................................     --           (0.3)        --
                                                                           -------      -------      -------
Valuation allowances....................................................     --           --            5.2
Inventory contribution..................................................     --           --           (0.6)
Tax provision rate......................................................     41.6%        38.4%       (31.2)%
                                                                           -------      -------      -------
                                                                           -------      -------      -------

15 - EXTRAORDINARY ITEMS

     Due to early extinguishment of debt the Company wrote off the deferred financing costs of $2,517,000 related to the GE Capital credit facility in December 1993 based on the firm commitment letter from the new lender. The extraordinary item of $1,591,000, net of income tax benefits of $926,000 was recorded in the second quarter of fiscal 1994.

     Due to early extinguishment of debt the Company wrote off the deferred financing costs of $2,022,000 related to the Company's credit facility in March 1996. The extraordinary item of $1,497,000, net of income tax benefits of $705,000 was recorded in the third quarter of fiscal 1996.

16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

     Revolving loan. The carrying amount of the Company's outstanding balances under its Credit Agreement approximate the fair value because the interest rate on outstanding borrowings is variable and there are no prepayment penalties.

     Interest rate collar agreement. The fair value of the Collar Agreement is based on an estimated price quote from a financial institution.

     Letters of credit. Letters of credit collateralize the Company's obligations to third parties and have terms ranging from thirty days to one year. The face amount of the letters of credit are a reasonable estimate of the fair value since the value for each is fixed over its relatively short maturity.

     The carrying amounts and fair value of the Company's financial instruments are as follows (in thousands):

                                                               JULY 1, 1995            JULY 6, 1996
                                                            -------------------    --------------------
                                                            CARRYING     FAIR      CARRYING      FAIR
                                                             AMOUNT      VALUE      AMOUNT      VALUE
                                                            --------    -------    --------    --------
Revolving Loan...........................................   $ 36,787    $36,787    $118,017    $118,017
Term Loan................................................     38,500     38,500       --          --
Interest rate collar.....................................        110       (535)         50         175
Letters of credit........................................      2,835      2,835       1,123       1,123

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summarizes the unaudited quarterly financial results of the Company for the fiscal years ended July 1, 1995 (in thousands except share data):

                                                      FIRST     SECOND      THIRD     FOURTH
             YEAR ENDED JULY 1, 1995                   QTR        QTR        QTR        QTR
--------------------------------------------------   -------    -------    -------    -------
Net revenues......................................   $37,598    $56,319    $74,848    $97,368
Gross profit......................................    13,561     21,948     28,263     33,924
Net income........................................   $ 2,065    $ 4,454    $ 5,975    $ 6,990
                                                     -------    -------    -------    -------
                                                     -------    -------    -------    -------
Net income per common share.......................   $  0.10    $  0.21    $  0.27    $  0.32
                                                     -------    -------    -------    -------
                                                     -------    -------    -------    -------

    In   the fourth quarter of fiscal 1996 the Company  recorded  reserves   and
adjustments of approximately $11.0 million related to  the   terminated  merger,
inventory and accounts receivable reserves.



    The Company completed an extensive evaluation of its accounts receivable inventory and other accounts in connection with its year end closing and, as a result, provided additional reserves (including adjustments) of $18.7 million which relate to the Company's second and third quarters of fiscal 1996.

    The unaudited  quarterly financial results of operations as adjusted   are
summarized below:

                                                     FIRST     SECOND      THIRD      FOURTH
             YEAR ENDED JULY 6, 1996                  QTR        QTR        QTR       QTR(1)
-------------------------------------------------   -------    -------    -------    --------
Net revenues.....................................   $42,908    $77,298    $98,860    $ 90,543
Gross profit -- as reported......................    17,738     30,203     37,528      (3,962)
Gross profit -- adjusted.........................    17,738     23,460     30,238       3,962

Net income -- as reported........................   $ 2,175    $ 5,486    $  (750)   $(36,299)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------
Net income (loss) -- adjusted....................   $ 2,175    $(1,164)   $(5,562)   $(36,299)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------
Net income per common share -- as reported.......   $  0.10    $  0.25    $ (0.03)   $  (1.78)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------
Net income -- as adjusted(2).....................   $  0.10    $ (0.06)   $ (0.27)   $  (1.78)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------

------------------

(1) The fourth quarter was reported in the Company's fourth quarter earnings release including the impact of adjustments on the second and third quarters.


(2) The weighted average number of common shares outstanding for the second, third and fourth quarters, as adjusted, does not include common stock equivalents as the impact on net loss per share is anti-dilutive.

                                                                     SCHEDULE II

                         AUTHENTIC FITNESS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                                     BALANCE     CHARGED TO    CHARGED TO                     BALANCE AT
                                                    BEGINNING    COSTS AND       OTHER                          END OF
                   DESCRIPTION                       OF YEAR      EXPENSES      ACCOUNTS     WRITE-OFFS(A)       YEAR
-------------------------------------------------   ---------    ----------    ----------    -------------    ----------

Accounts receivable allowances:
     Year ended July 2, 1994.....................    $ 2,507      $ 10,396      $ --           $  (9,821)       $3,082
                                                    ---------    ----------    ----------    -------------    ----------
                                                    ---------    ----------    ----------    -------------    ----------
     Year ended July 1, 1995.....................    $ 3,082      $ 17,726      $ --           $ (16,689)       $4,119
                                                    ---------    ----------    ----------    -------------    ----------
                                                    ---------    ----------    ----------    -------------    ----------
     Year ended July 6, 1996.....................    $ 4,119      $ 26,368      $ --           $ (21,126)       $9,361
                                                    ---------    ----------    ----------    -------------    ----------
                                                    ---------    ----------    ----------    -------------    ----------

------------------

 (a) Uncollectible accounts written-off net of recoveries and charges for returns, allowances and cash discounts to the allowance account.

                                 EXHIBIT INDEX

                                                                                                   LOCATION OF
 EXHIBIT                                                                                      EXHIBIT IN SEQUENTIAL
  NUMBER                                DESCRIPTION OF DOCUMENT                                 NUMBERING SYSTEM
----------   ------------------------------------------------------------------------------   ---------------------

 3.1**       Restated Certificate of Incorporation of the Registrant.
 3.2**       Bylaws of the Registrant.
10.1*        Management   Stock  Subscription  Agreement  dated  May  11,  1990  among  the registrant and the Management Participants listed therein.
10.2**       Amendment to Management Stock Subscription Agreement dated as of June 1,  1992 among the registrant and the Management Participants listed therein.
10.3*        Registration  Rights Agreement dated  as of May 14,  1990 among the registrant and the Management Participants listed therein.
10.4**       Amendment to Registration Rights Agreement dated as of June 1, 1992 among  the
             registrant,   Warnaco  Inc.,   Pentland  Ventures  Ltd.   and  the  Management
             Participants listed therein.
10.5*        Series A Warrant for 633,200 shares of Class A Common Stock of the  Registrant
             (1,809,179  shares of  Class A Common  Stock as adjusted  for the 2.8572-for-1 stock split) issued to General Electric Capital Corporation.
10.6**       Amendment to Series A Warrant dated as of June 1, 1992 between the  registrant and General Electric Capital Corporation.
10.7*`D'     License  Agreement  dated May  10,  1990 among  Speedo  International Limited,
             Speedo International B.V.,  Warnaco Inc.  and Warnaco  International Inc.  and
             related   assignments  to   Authentic  Fitness  Products,   Inc.  (formerly  S
             Acquisition Corp.)  (United  States,  its  territories  and  possessions,  and
             Canada).
10.8*`D'     License Agreement dated May 10, 1990 among Speedo Knitting Mills Pty. Limited,
             Warnaco  Inc.  and  Warnaco  International  Inc.  and  related  assignments to
             Authentic Fitness Products,  Inc. (formerly S  Acquisition Corp.) (Mexico  and the Caribbean Islands).
10.9*        Buying  Agency  Agreement dated  as of  May 14,  1990 among  Authentic Fitness
             Products, Inc.  (formerly  S  Acquisition Corp.),  171173  Canada  Inc.,  Asco
             International Sourcing Limited and Soaring Force Limited.
10.10*       Amendment  to Buying Agency Agreement dated as of June 1, 1992 among Authentic
             Fitness Products, Inc.  (formerly S  Acquisition Corp.),  171173 Canada  Inc.,
             Asco International Sourcing Limited and Soaring Force Limited.
10.11**      Employment Agreement ('Employment Agreement') dated as of July 2, 1992 between the registrant and Linda J. Wachner.
10.12***     First Amendment to Employment Agreement.
10.13*       Incentive Compensation Plan.
10.14*       1990 Key Management Stock Option Plan.
10.15******  1992 Long Term Stock Incentive Plan.
10.16*****   1993 Stock Option Plan for Non-Employee Directors.
10.17*       Form  of Indemnification Agreements  between the Registrant  and its directors and executive officers.
10.18        $200,000,000 Credit Agreement Dated  as of September  6, 1996 among  Authentic
             Fitness Products, Inc., as Borrower, and Authentic Fitness Corporation and The
             Bank  of Nova Scotia  and General Electric Capital  Corporation as Agents, and
             The Bank of Nova Scotia, as Administrative Agent, Swing Line Bank and Fronting
             Bank, and  General Electric  Capital Corporation  as Documentation  Agent  and
             Collateral Agent.



                                                                                                   LOCATION OF
 EXHIBIT                                                                                      EXHIBIT IN SEQUENTIAL
  NUMBER                                DESCRIPTION OF DOCUMENT                                 NUMBERING SYSTEM
----------   ------------------------------------------------------------------------------   ---------------------

11.1         Calculation of Income (Loss) per common share.
21.1*****    Subsidiaries of the registrant.
23.1         Consent of Ernst & Young LLP.
28.1**       Amended and Restated Stockholders Agreement dated as of June 1, 1992 among the registrant,  Pentland  Ventures  Ltd., General  Electric  Capital Corporation,
             Warnaco Inc. and the Management Participants listed therein.

------------

      * Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-47907.

     ** Incorporated herein by reference to the Company's Annual Report on  Form
        10-K for the fiscal year ended July 3, 1993.

   *** Incorporated  herein by reference to the  Company's Annual Report on Form
       10-K for the fiscal year ended July 2, 1994.

  **** Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended April 2, 1994.

  **** Incorporated herein by reference to the Company's Registration Statement on Form S-3 No. 33-71540.

****** Incorporated herein by reference to  the Company's Annual Report on  Form
       10-K for the year ended July 1, 1995.

      `D' Confidential treatment granted.




                              STATEMENT OF DIFFERENCES
                              ------------------------

The trademark symbol shall be expressed as 'tm'
The registered trademark symbol shall be expressed as 'r'
The dagger symbol shall be expressed as `D'