Form 10-K/A
period 1996-07-06
AUTHENTIC FITNESS CORP
filed 1996-10-07
CIK 887538

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

SKIWEAR DIVISION

     Consistent with the Company's goal of focusing its efforts on growth businesses with high gross margins, in May 1996 the Company made a strategic decision to exit the skiwear business. The skiwear industry is extremely volatile, very promotional and highly dependent on the weather and the overall economy with many of its retail outlets small and undercapitalized. The Company's skiwear business was largely dependent on one major customer, Herman's, which announced its liquidation in May 1996. In addition, the skiwear business is highly seasonal and requires substantial amounts of working capital that the Company believes can be more effectively utilized in its rapidly growing Speedo'r', Designer Swimwear and Authentic Fitness'r' Retail Store divisions. The Company's skiwear business accounted for approximately $13.8 million of net revenues in fiscal 1996. Losses related to the skiwear business of approximately $15.5 million in fiscal 1996 include operating losses incurred during fiscal 1996 and the write down of skiwear related assets, including intangible assets and goodwill, to net realizable value.

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

     Net revenues for White Stag'r' in fiscal 1996 increased 32.7% to $13.8 million from $10.4 million in fiscal 1995.

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

     The Company has a Canadian subsidiary which engages in manufacturing, sales and marketing activities. Net revenues of such Canadian operations contributed $13.4 million of the Company's net revenues for fiscal 1996 compared to $14.6 million in fiscal 1995. The decrease is a result of lower goggle sales to Speedo'r' international licensees. With the exception of the fluctuation of local currencies against the U.S. dollar, the Company does not believe that the Canadian operations are subject to risks which are significantly different from domestic operations.

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

     Ms. Sohl has been the Senior Vice President and Chief Financial Officer of the Company since April 1995 (except for the period from May 1996 until September 1996 when Ms. Sohl served as Vice President and Controller of the Company). Prior to that, Ms. Sohl served as the Senior Vice President and Chief Financial Officer of the Olga Division of Warnaco from 1979 until April 1995. From 1975 to 1979 Ms. Sohl was an internal auditor with Informatics, Inc. Prior to that she was an auditor with Gold, Eisenberg, CPA's.

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

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   FISCAL YEAR ENDED
                                              ------------------------------------------------------------
                                              JUNE 28,     JULY 3,      JULY 2,      JULY 1,      JULY 6,
                                                1992         1993         1994         1995         1996
                                              --------     --------     --------     --------     --------

STATEMENT OF OPERATIONS DATA:
Net revenues..............................    $101,497     $132,944     $178,567     $266,133     $309,609
Gross profit..............................     38,402        47,419       63,710       97,696       75,398
Selling, general and administrative
  expenses................................     18,519        25,168       32,902       52,578       91,723
Non-recurring items.......................      7,220 (a)     --           5,658(b)     --           --
Herman's special bad debt loss............      --            --           --           --          11,642(c)
Merger termination costs..................      --            --           --           --           2,000(c)
Depreciation and amortization.............      2,735         2,778        4,338        6,549       15,462
                                              --------     --------     --------     --------     --------
Income (loss) before interest and income
  taxes...................................      9,928        19,473       20,812       38,569      (45,429)
Interest expense..........................      9,624         4,253        4,400        6,977       11,547
                                              --------     --------     --------     --------     --------
Income (loss) before income taxes.........        304        15,220       16,412       31,592      (56,976)
Income taxes (benefit)....................        769         5,444        6,831       12,118      (17,623)
                                              --------     --------     --------     --------     --------
Income (loss) before extraordinary
  items...................................       (465 )       9,776        9,581       19,474      (39,353)
Extraordinary items.......................     (3,892 )(d)    --          (1,591)(e)    --          (1,497)(f)
                                              --------     --------     --------     --------     --------
Net income (loss).........................    $(4,357 )    $  9,776     $  7,990     $ 19,474     $(40,850)
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Income (loss) per share:
Income (loss) per share before
  extraordinary items.....................    $ (0.04 )    $   0.56     $  (0.49)    $   0.90     $  (2.00)
Extraordinary items.......................      (0.34 )(d)    --           (0.08)(e)    --           (0.08)(f)
                                              --------     --------     --------     --------     --------
Net income (loss) per share...............    $ (0.38 )    $   0.56     $  (0.41)    $   0.90     $  (2.08)
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Weighted average number of shares of
  common stock outstanding................     11,494        17,488       19,724       21,712     19,607(g)
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Divisional summary:
  Net revenues:
    Speedo'r'.............................    $87,354      $102,898     $113,138     $143,991     $161,920
    Designer Swimwear.....................      --            --          28,739       68,572       80,695
    Authentic Fitness'r' Retail...........      --              426        4,620       20,418       38,135
    White Stag'r'/Skiwear.................     14,143        29,620       32,070       33,152       28,859
                                              --------     --------     --------     --------     --------
                                              $101,497     $132,944     $178,567     $266,133     $309,609
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Percentage of net revenues:
    Speedo'r'.............................       86.1 %        77.4%        63.3%        54.1%        52.3%
    Designer Swimwear.....................      --            --            16.1         25.8         26.1
    Authentic Fitness'r' Retail...........      --              0.3          2.6          7.7         12.3
    White Stag'r'/Skiwear.................       13.9          22.3         18.0         12.4          9.3
                                              --------     --------     --------     --------     --------
                                                100.0 %       100.0%       100.0%       100.0%       100.0%
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
BALANCE SHEET DATA:
    Working Capital.......................    $20,685      $ 27,370     $ 54,580     $ 66,051     $ 50,373
    Total assets..........................    137,073       118,122      197,602      278,239      281,466
    Long-term debt (excluding current
      maturities).........................     26,000        21,500       19,191       32,446       49,432
    Stockholders' equity..................     47,764        56,978      121,690      141,908      116,723

------------------

 (a) Includes $6.7 million of non-recurring compensation expense paid upon the closing of the Company's initial public offering and $0.5 million of accrued costs associated with the relocation of two Canadian facilities.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (b) Non-recurring  expenses  include  bonuses  paid  to  senior  executives  in connection with the acquisition of Catalina/Cole (See Note 2 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations) and the disposition of certain assets of $2.8 million, expenses and bonus related to the modifications and extension of the Chairman's employment agreement of $1.2 million and the write-off of certain new product development and retail division start-up costs of $1.7 million.

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

RESULTS OF OPERATIONS

     Consistent with the Company's goal of reducing operating expenses and focusing its efforts on its core, high-growth swimwear and Authentic Fitness'r' Retail Store businesses, in May 1996 the Company made a strategic decision to close its closeout outlet stores ('Outlet Stores'). The Outlet Stores represented less than 4% of the Company's net revenues in fiscal 1996 and have not been profitable for the last two years. The difficulty has been trying to sell excess swimwear year round which wasted manufacturing efficiency. Losses related to the operations of the Outlet Stores of approximately $12.4 million in fiscal 1996 include operating losses, inventory losses and the write down of assets related to the Outlet Stores' to net realizable value.

     In addition, in May 1996, the Company made a strategic decision to exit the skiwear business. The skiwear industry is extremely volatile, very promotional and highly dependent on the weather and the overall economy with many of its retail outlets small and undercapitalized. The Company's skiwear business was largely dependent on one major customer, Herman's, which announced its liquidation in May 1996. In addition, the skiwear business is highly seasonal and requires substantial amounts of working capital that the Company believes can be more effectively utilized in its rapidly growing Speedo'r', Designer Swimwear and Authentic Fitness'r' Retail Store divisions. The Company's skiwear business accounted for approximately $13.8 million of net revenues in fiscal 1996. Losses related to skiwear business of approximately $15.5 million in fiscal 1996 include operating losses incurred during fiscal 1996, inventory losses and the write down of assets related to the skiwear business including intangible assets and goodwill, to net realizable value.

     Herman's Sporting Goods, Inc. ('Herman's') filed for bankruptcy on April 26, 1996 and on May 2, 1996 announced their liquidation. As a result, the Company recorded a special bad debt loss of $11,642,000 related to the write-off of uncollectible accounts receivable and the write down in the value of Herman's common stock received as a distribution to creditors as part of the settlement from Herman's March 1993 bankruptcy. The special bad debt loss is net of gross recoveries from the Company's credit insurance policy of approximately $4,600,000.

     On June 6, 1996, Warnaco and the Company announced that they were proposing a merger in which the Company's common stock would be converted into Warnaco common stock ('Proposed Merger'). On July 12, 1996 Warnaco and the Company executed an Agreement and Plan of Merger. On July 25, 1996 Warnaco and the Company terminated the Proposed Merger. The Company incurred certain investment banking, legal and other fees in connection with the proposed merger amounting
to   approximately  $2.0  million.

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

                            STATEMENT OF OPERATIONS
                                (SELECTED DATA)

                                                                              FISCAL YEAR ENDED
                                                      -----------------------------------------------------------------
                                                      JULY 2,    % OF NET    JULY 1,    % OF NET    JULY 6,    % OF NET
                                                       1994      REVENUES     1995      REVENUES     1996      REVENUES
                                                      -------    --------    -------    --------    -------    --------
                                                                                (IN MILLIONS)

Net revenues.......................................   $ 178.6     100.0%     $ 266.1     100.0%     $ 309.6     100.0%
Gross profit -- as adjusted for items below........      63.7      35.7%        97.7      36.7%        97.3      31.4%
Selling, administrative and general expenses -- as
  adjusted for items below.........................      32.9      18.4%        52.6      19.8%        83.6      27.0%
Depreciation and amortization......................       4.4                    6.5                    7.3
Income before extraordinary items -- as adjusted
  for items below..................................      13.2                   19.4                    2.2
Other items:
Non-recurring items................................       5.6                     --                     --
Herman's bad debt loss.............................        --                     --                   11.6
Merger costs.......................................        --                     --                    2.0
Exit costs related to skiwear......................        --                     --                   15.5
Exit costs related to Outlet Stores................        --                     --                   12.4
Inventory, accounts receivable and other reserve
  adjustments......................................        --                     --                   18.7
Net income loss....................................   $   8.0                $  19.4                $ (40.8)
                                                      -------                -------                -------
                                                      -------                -------                -------

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

     Selling, general and administrative expenses for fiscal 1996 increased to $91.7 million (29.6% of net revenues) from $52.6 million (19.7% of net revenues) in fiscal 1995. The increase in selling, general and administrative expenses for fiscal 1996 includes $8.1 million related to the decision to exit the skiwear and outlet store businesses and the impact of the accounts receivable and other allowances recorded by the Company in fiscal 1996. Selling, general and administrative expenses before the impact of these items for fiscal 1996 was $83.6 million (27.0% of net revenue). The increase in selling, general and administrative expenses in 1996 compared to fiscal 1995 reflects higher variable expenses related to the higher sales volume, primarily from the Authentic Fitness'r' Retail Division and an increase of over $6 million in marketing expenses leading to the 1996 Olympics in Atlanta and the Inner City Games. The increase in selling, general and administrative expenses as a percentage of net revenues reflects higher Authentic Fitness'r' Retail Division sales which require a higher level of selling expenses than the wholesale divisions increased marketing expenses as noted above and excess distribution costs due to shipping inefficiencies in the fourth quarter.

     Depreciation and amortization expense increased to $15.5 million in fiscal 1996 from $6.5 million in fiscal 1995. The increase in depreciation and amortization expenses reflects the amortization of and write-off of goodwill and intangible assets related to the skiwear and outlet store businesses of $8.2 million. The remaining increase in depreciation and amortization expenses of $0.7 million primarily reflects amortization of leasehold assets attributable to the increased number of Authentic Fitness'r' Retail Stores compared to fiscal 1995. Depreciation and amortization expense in fiscal 1996 before the impact of the skiwear and outlet store businesses was $7.3 million.

     Interest expense increased to $11.5 million in fiscal 1996 from $7.0 million in fiscal 1995. Interest expense includes approximately $1.0 million related to the carrying cost of working capital for the skiwear and outlet store operations. Interest expense before the $1.0 million related to skiwear and the outlet stores was $10.5 million. The Company expects that the strategic decision to exit these businesses will release working capital to be invested in the Company's core swimwear and Authentic Fitness'r' Retail Stores divisions. The increase in interest expense reflects higher working capital requirements to support the 16.5% increase in net revenue in fiscal 1996 compared to fiscal 1995 and an increase in the Company's borrowing rate from LIBOR plus .75% to LIBOR plus 1.75% related to the Bridge Loan. See Note 6 of Notes to Consolidated Financial Statements.

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


     Income before extraordinary and other items was $2.2 million in fiscal 1996 compared to $19.4 million in fiscal 1995. The decrease reflects the higher selling general and administrative expense and interest expense, as noted above.





     In the third quarter of fiscal 1996, the Company recorded an extraordinary item of $1.5 million (net of income tax benefit of $0.7 million) related to the write off of deferred financing costs due to the early extinguishment of debt.

     The net loss of $(40.8) million for fiscal 1996 includes losses related to the skiwear and outlet store businesses, the write-off of expenses related to the proposed merger, the Herman's bad debt loss and the incremental inventory and accounts receivable reserves.

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

CAPITAL RESOURCES AND LIQUIDITY

     On September 6, 1996, the Company entered into a $200 million Credit Agreement (the '$200 Million Credit Agreement'), which replaced the Company's previous $250 million Credit Agreement. The decrease in the total amount of the credit agreement reflects the Company's intent not to exercise their option to repurchase the remaining portion of the Series A Warrant from GE Capital representing 1.8 million shares at $24 per share. The option expires in March 1997. The $200 Million Credit Agreement is for a term of five years and provides for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility (the 'Revolving Loan') in the amount of $150 million. Borrowing under the $200 Million Credit Agreement accrues interest at the lenders base rate or at LIBOR plus 1.5%. The rate of interest payable on outstanding borrowing will be automatically reduced, after June 30, 1997 to as low as LIBOR plus .75%, as the Company's EBITDA to Debt ratio improves to prior year levels. In addition the agreement allows the Company to repurchase up to $10 million of its own Common Stock after March 31, 1997, under certain conditions.

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

     Cash used by operating activities in fiscal 1996 was $(40.2) million compared to cash used in operations of $(15.8) million in fiscal 1995. The increase in cash used by operating activities in fiscal 1996 reflects the Company's net loss of $(40.8) million in fiscal 1996.

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


     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt FAS 121 effective with its 1997 fiscal year. The Company does not believe that the adoption of FAS 121 will have a material impact on the Company.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report. See
Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of October, 1996.

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

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------

           /s/ LINDA J. WACHNER             Chairman of the Board of Directors; Chief        October 4, 1996
------------------------------------------  Executive Officer (Principal Executive
            (LINDA J. WACHNER)              Officer)

            /s/ NICOLETTE SOHL              Senior Vice President and Chief Financial        October 4, 1996
------------------------------------------  Officer (Principal Financial and Accounting
             (NICOLETTE SOHL)               Officer)

           /s/ STANLEY S. ARKIN             Director                                         October 4, 1996
------------------------------------------
            (STANLEY S. ARKIN)

         /s/ STUART D. BUCHALTER            Director                                         October 4, 1996
------------------------------------------
          (STUART D. BUCHALTER)

       /s/ JOSEPH A. CALIFANO, JR.          Director                                         October 4, 1996
------------------------------------------
        (JOSEPH A. CALIFANO, JR.)

        /s/ WILLIAM S. FINKELSTEIN          Director                                         October 4, 1996
------------------------------------------
         (WILLIAM S. FINKELSTEIN)

           /s/ ROBERT D. WALTER             Director                                         October 4, 1996
------------------------------------------
            (ROBERT D. WALTER)

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

                                                      ERNST & YOUNG LLP

Los Angeles, California
October 2, 1996

                         AUTHENTIC FITNESS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                             JULY 1,     JULY 6,
                                                                                               1995        1996
                                                                                             --------    --------

ASSETS
Current assets:
     Cash.................................................................................   $    772    $  1,499
     Account receivable -- net of allowances of $4,119 -- 1995 and $9,361 -- 1996.........     71,410      75,274
     Accounts receivable from affiliates..................................................      9,687       4,004
     Inventories..........................................................................     73,003      64,777
     Prepaid expenses.....................................................................      7,636      10,154
     Income tax refunds receivable........................................................        --        9,556
                                                                                             --------    --------
          Total current assets............................................................    162,508     165,264
Property, plant and equipment, net of accumulated depreciation of $5,891 -- 1995 and
  $11,062 -- 1996.........................................................................     35,185      42,786
Deferred financing costs, net of accumulated amortization of $440 -- 1995 and
  $3,001 -- 1996..........................................................................      1,416         994
Licenses, trademarks and other assets, net of accumulated amortization of $13,355 -- 1995
  and $20,022 -- 1996.....................................................................     42,465      41,699
Excess of cost over net assets acquired, net of accumulated amortization of $3,617 -- 1995
  and $9,558 -- 1996......................................................................     36,665      30,723
                                                                                             --------    --------
                                                                                             $278,239    $281,466
                                                                                             --------    --------
                                                                                             --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilites:
     Borrowing under revolving credit facility............................................   $ 36,787    $ 68,214
     Current maturities of long-term debt.................................................      7,388       2,844
     Accounts payable.....................................................................     26,957      21,550
     Payable to affiliates................................................................     12,899      14,132
     Other accrued expenses...............................................................      4,937       8,151
     Accrued income taxes.................................................................      7,489       --
                                                                                             --------    --------
          Total current liabilities.......................................................     96,457     114,891
Long-term debt............................................................................     32,446      49,432
Deferred income taxes.....................................................................      7,428         420
Commitments and contingencies (Note 10)
Stockholders' equity:
     Preferred stock, $.01 par value, 15,000,000 shares authorized -- none outstanding
     Common stock, $.001 par value, shares authorized 60,000,000; outstanding
      17,789,104 -- 1995 and 20,524,721 -- 1996...........................................         18          21
     Additional paid-in capital...........................................................    112,078     159,239
     Cumulative translation adjustment....................................................       (740)       (723)
     Retained earnings (deficit)..........................................................     30,552     (41,814)
                                                                                             --------    --------
          Total stockholders' equity......................................................    141,908     116,723
                                                                                             --------    --------
                                                                                             $278,239    $281,466
                                                                                             --------    --------
                                                                                             --------    --------

                            See accompanying notes.

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                 FOR THE FISCAL YEARS ENDED
                                                                             ----------------------------------
                                                                             JULY 2,      JULY 1,      JULY 6,
                                                                               1994         1995         1996
                                                                             --------     --------     --------

Net revenues..............................................................   $178,567     $266,133     $309,609
Cost of goods sold........................................................    114,857      168,437      234,211
                                                                             --------     --------     --------
Gross profit..............................................................     63,710       97,696       75,398
Selling, general and administrative expenses..............................     32,902       52,578       91,723
Non-recurring items.......................................................      5,658        --           --
Herman's special bad debt loss............................................      --           --          11,642
Merger termination costs..................................................      --           --           2,000
Depreciation and amortization.............................................      4,338        6,549       15,462
                                                                             --------     --------     --------
Income (loss) before interest and income taxes............................     20,812       38,569      (45,429)
Interest expense..........................................................      4,400        6,977       11,547
                                                                             --------     --------     --------
Income (loss) before income taxes.........................................     16,412       31,592      (56,976)
Provision (benefit) for income taxes......................................      6,831       12,118      (17,623)
                                                                             --------     --------     --------
Income (loss) before extraordinary items..................................      9,581       19,474      (39,353)
Extraordinary items, net of income tax benefits of $926 -- 1994 and
  $705 -- 1996............................................................     (1,591)       --          (1,497)
                                                                             --------     --------     --------
Net income (loss).........................................................   $  7,990     $ 19,474     $(40,850)
                                                                             --------     --------     --------
                                                                             --------     --------     --------
Net income (loss) per share:
     Income (loss) before extraordinary items.............................      $0.49        $0.90       $(2.00)
     Extraordinary items..................................................      (0.08)       --           (0.08)
                                                                             --------     --------     --------
Net income (loss).........................................................      $0.41        $0.90       $(2.08)
                                                                             --------     --------     --------
                                                                             --------     --------     --------
Weighted average number of shares of common stock
  outstanding.............................................................   19,723,812   21,711,629   19,607,410
                                                                             --------     --------     --------
                                                                             --------     --------     --------
Related party transactions included in the Consolidated Statements of
  Operations
Product sales.............................................................     $5,432       $8,921       $5,553
Purchases of goods and services...........................................      4,942        3,066        4,284
Royalty expense...........................................................      4,148        4,883        6,177
Interest expense..........................................................      3,603          807          928
Rent expense..............................................................        653          880          979

                            See accompanying notes.

                         AUTHENTIC FITNESS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                              SHARES OF           ADDITIONAL  CUMULATIVE   RETAINED       TOTAL
                                COMMON    COMMON   PAID IN    TRANSLATION  EARNINGS   STOCKHOLDERS'
                                STOCK     STOCK    CAPITAL    ADJUSTMENT   (DEFICIT)     EQUITY
                              ----------  ------  ----------  -----------  ---------  -------------

Balance at July 3, 1993:....  13,660,284   $14     $ 54,244       $(368)     $ 3,088       $56,978
Sale of common stock, net of
  expenses of $5,142........   4,000,000     4       57,104                                 57,108
Exercise of options.........      18,000    --          211                                    211
Management options, net of
  income tax benefits of
  $513......................      46,154    --         (188)                                  (188)
Change in cumulative
  translation adjustment....                                       (409)                      (409)
Net income..................                                                   7,990         7,990
                              ----------  ------  ----------  -----------  ---------  -------------
Balance at July 2, 1994.....  17,724,438    18      111,371        (777)      11,078       121,690
Exercise of options.........      64,666    --          707                                    707
Change in cumulative
  translation adjustment....                                         37                         37
Net income..................                                                  19,474        19,474
                              ----------  ------  ----------  -----------  ---------  -------------
Balance at July 1, 1995.....  17,789,104    18      112,078        (740)      30,552       141,908
Exercise of options.........     235,617    --        2,291                                  2,291
Sale of common stock, net of
  expenses of $3,258........   2,500,000     3       50,802                                 50,805
Repurchase of portion of
  Series A Warrant..........      --        --       (5,932)                 (30,552)      (36,484)
Dividends...................                                                    (964)         (964)
Change in cumulative
  translation adjustment....                                         17                         17
Net loss....................                                                 (40,850)      (40,850)
                              ----------  ------  ----------  -----------  ---------  -------------
Balance at July 6, 1996.....  20,524,721   $21     $159,239       $(723)     (41,814)     $116,723
                              ----------  ------  ----------  -----------  ---------  -------------
                              ----------  ------  ----------  -----------  ---------  -------------

                            See accompanying notes.

                         AUTHENTIC FITNESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                        FOR THE YEARS ENDED
                                                                                  -------------------------------
                                                                                  JULY 2,     JULY 1,    JULY 6,
                                                                                    1994       1995        1996
                                                                                  --------    -------    --------

Cash flows from operating activities:
  Net income (loss)............................................................   $  7,990    $19,474    $(40,850)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Provision for uncollectible accounts receivable...........................     10,396     17,726      26,368
     Depreciation and amortization.............................................      4,338      6,549      15,462
     Non-cash interest.........................................................        226        392         359
     Income taxes..............................................................      5,021      1,535     (18,328)
     Extraordinary item........................................................      2,517      --          2,202
Accounts receivable............................................................    (26,111)   (40,714)    (24,549)
Inventories....................................................................    (14,027)   (34,600)      8,226
Prepaid expenses...............................................................       (648)    (3,048)     (2,518)
Income taxes...................................................................      --         --         (5,724)
Accounts payable...............................................................      3,572      7,657      (4,175)
Other accrued expenses.........................................................       (640)     7,185       3,209
Other..........................................................................        560      2,077          69
                                                                                  --------    -------    --------
Net cash used in operating activities..........................................     (6,806)   (15,767)    (40,249)
                                                                                  --------    -------    --------
Cash flows from investing activities:
     Payment of acquisition accruals...........................................       (420)    (2,185)      --
     Purchases of fixed assets.................................................    (13,934)   (19,278)    (12,668)
     Purchases of intangible assets............................................      --        (6,567)      --
     Acquisition of Catalina/Cole assets, net of proceeds from the sale of
       assets..................................................................    (29,924)     --          --
     Other, net................................................................     (4,059)    (3,289)     (3,739)
                                                                                  --------    -------    --------
Net cash used in investing activities..........................................    (48,337)   (31,319)    (16,407)
                                                                                  --------    -------    --------
Cash flows from financing activities:
     Net borrowings under revolving credit facility............................      3,625     31,359      81,427
     Net proceeds from the sale of common stock and exercise of options........     57,131        707      53,102
     Issuances of long-term debt...............................................     26,013     20,000      38,500
     Payment of deferred financing fees........................................     (2,625)      (526)     (2,139)
     Repayments of debt........................................................    (28,061)    (4,763)    (76,059)
     Dividends.................................................................      --         --           (964)
     Repurchase of a portion of Series A Warrant...............................      --         --        (36,484)
                                                                                  --------    -------    --------
Net cash provided by financing activities......................................     56,083     46,777      57,383
                                                                                  --------    -------    --------
Net increase (decrease) in cash................................................        940       (309)        727
Cash -- beginning of year......................................................        141      1,081         772
                                                                                  --------    -------    --------
Cash -- end of year............................................................   $  1,081    $   772    $  1,499
                                                                                  --------    -------    --------
                                                                                  --------    -------    --------
Supplemental disclosures of cash flow information (in thousands):
     Cash paid for interest....................................................   $  4,136    $ 6,585    $ 11,850
     Cash paid for income taxes................................................      3,471      3,128       7,458

Supplemental disclosures of non-cash operating, investing and financing activities:

     During the years ended July 2, 1994, July 1, 1995 and July 6, 1996, the Company capitalized approximately $256,000, $268,000, and $146,000 of interest costs related to the construction of certain fixed assets and certain acquired assets held for sale.

     During the year ended July 1, 1995, the Company received Common Stock in consideration of an account receivable in the amount of $1,195,000.

     During the years ended July 1, 1995 and July 6, 1996, the Company entered into capital leases for new equipment and recorded capital lease obligations for the cost of the new equipment of $645,000 and $600,000, respectively.

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

     Advertising Expenses: Advertising costs, primarily print advertising, are expensed when first shown. At July 1, 1995 and July 6, 1996 there were no advertising costs capitalized. Advertising expense for the years ended July 2, 1994, July 1, 1995 and July 6, 1996 were approximately $7,253,000, $13,150,000 and $18,885,000 respectively.

     Prepaid Expenses: Design, sample and certain selling costs (primarily product books) for the upcoming season are deferred and amortized using the straight line method over the season to which they pertain.

     Pre-opening costs: The Company defers certain costs associated with the opening of new retail stores. Pre-opening costs associated with new retail stores are amortized using the straight line method over 12 to 18 months.

     Capitalized Leases: The Company has financed the purchase of certain machinery and equipment using capitalized leases. Assets related to capitalized leases are classified with fixed assets and the related capitalized lease obligations are classified with long-term debt.

     Depreciation: Depreciation of property, plant and equipment is provided using the straight-line method over the assets' estimated useful lives, ranging from 5 to 20 years.

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

     Income Taxes: The Company utilizes that the liability method to determine the provision for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

6 - DEBT

     On September 6, 1996, the Company entered a $200 Million Credit Agreement (the '$200 Million Credit Agreement'), which replaced the $250 Million Credit Agreement. The decrease in the total amount of the loan commitment reflects the Company's decision not to exercise its option to purchase the remaining portion of the Series A Warrant representing 1,809,179 shares at $24 per share. The $200 Million Credit Agreement is for a term of five years and provides for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility (the 'Revolving Loan') in the amount of $150 million. Borrowing under the $200 Million Credit Agreement accrues interest at the lenders base rate or at LIBOR plus 1.5% (approximately 7.2% at September 30, 1996). The Company is also required to pay a commitment fee on the unused portion of the Revolving Loan equal to .50% per annum on the average daily unused revolving loan commitment. In addition the agreement allows the Company to repurchase up to $10 million of its own Common Stock after March 31, 1997, under certain conditions.

     The rate of interest payable on outstanding borrowing under the $200 Million Credit Agreement will be automatically reduced as the Company's debt to EBITDA ratio improves and can be reduced to as low as LIBOR plus .75% after June 30, 1997. The commitment fee payable on the unused revolving loan commitment will also be automatically reduced as the Company's debt to EBITDA ratio improves to prior year levels and can be reduced to as low as .25% per annum after June 30, 1997.

     The Term Loan is payable in nine semi-annual installments commencing on June 30, 1997 with a final installment of $7,500,000 due on September 1, 2001. The current portion of the Term Loan as of July 6, 1996 is $2,500,000. The Company has classified $47,500,000 as long term at July 6, 1996, consistent with the terms of the Company's $200 Million Credit Agreement.

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

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 - DEBT  (CONTINUED)
Maturities of the term loan at September 30, 1996 after giving effect to the $200 Million Credit Agreement are as follows (in thousands):

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

     Options issued, canceled, exercised and outstanding under the Stock Plan at July 6, 1996 are summarized below:

                          NUMBER                                                EXERCISE    EXPIRATION    EXERCISABLE AT
    ISSUE DATE(a)         ISSUED       CANCELLED    EXERCISED    OUTSTANDING     PRICE         DATE        JULY 1, 1995
----------------------   ---------     ---------    ---------    -----------    --------    ----------    --------------

7/2/1992..............     100,000        --         100,000         --          $ 7.00       7/2/2002        --
8/14/1992.............     380,000       44,000       99,332        236,668      $ 8.00      8/14/2002        236,668
11/19/1992............      50,000       50,000        --            --          $11.00     11/19/2002        --
5/20/1993.............      90,000       70,000       20,000         --          $11.75      5/10/2003        --
8/19/1993.............     324,000(b)    20,014       23,986        280,000      $10.88      8/19/2003        253,333
9/9/1993..............     100,000        --           --           100,000      $11.25       9/9/2003         66,667
11/10/1993............      30,000        --           --            30,000      $15.13     11/10/2003         20,000
1/7/1994..............      30,000        --           --            30,000      $13.88       1/7/2004         20,000
8/16/1994.............     615,000(c)    40,017       19,983        555,000      $15.25      8/16/2004        361,666
11/10/1994............      20,000        --           3,333         16,667      $14.50     11/10/2004          5,556
12/22/1994............       8,000        --           --             8,000      $13.75     12/22/2004          2,667
2/23/1995.............      90,000        --          23,316         66,684      $14.25      2/23/2005         22,228
5/11/1995.............      85,000       16,667        8,333         60,000      $15.50      5/11/2005         20,000
8/11/1995.............   1,085,000(d)    35,000        --         1,050,000      $20.88      8/11/2005        500,000
3/11/1996.............      50,000        --           --            50,000      $28.38      3/11/2006        --
5/8/1996..............      50,000        --           --            50,000      $19.75       5/8/2006        --

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

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 - RELATED PARTY TRANSACTIONS

     The Company  purchases certain  services  from Warnaco  including  contract labor for production, occupancy services related to leased facilities, laboratory testing, transportation and other services, all of which are charged at Warnaco's cost. Additionally, the Company sells certain inventory to Warnaco and provides certain design services to Warnaco.

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

     In May 1996 the Company made a strategic decision to close its closeout outlet stores. In July 1996, the Company closed several of its closeout outlet stores, transferred the leases on the remaining stores to Warnaco and sold the existing store inventory to Warnaco for $2.4 million.

     The following summarizes related party transactions included in the Consolidated Statements of Operations (in thousands):

                                                                          JULY 2,    JULY 1,    JULY 6,
                                                                           1994       1995       1996
                                                                          -------    -------    -------

Expenses for Warnaco services (excluding rent expense).................   $ 3,534    $ 1,454    $ 2,727
Product sales to Warnaco...............................................     3,528      5,625      4,302
Product sales..........................................................     1,904      3,296      1,251
Interest expense relating to balance owed Affiliate....................       649        807        928
Gross purchases through Affiliate......................................    24,951     27,171     23,457
Royalty expenses.......................................................     4,148      4,883      6,177
Fees paid to affiliate for buying agent services.......................     1,408      1,612      1,557
Interest expense related to prior credit agreement.....................     2,954      --         --

13 - BENEFIT PLAN

     The Company has a 401(k) defined contribution profit sharing plan ('Plan'), which covers all eligible, non-union domestic employees of the Company. The Company contributes amounts equal to 15% of employee contributions on a maximum of 6% of employees' eligible compensation. Company contributions to the Plan were approximately $39,000, $64,000 and $114,000 for the years ended July 2, 1994, July 1, 1995 and July 6, 1996, respectively.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 - INCOME TAXES

     The components of deferred taxes and liabilities as of July 1, 1995 and July 6, 1996 are as follows (in thousands):

                                                                                     JULY 1,    JULY 6,
                                                                                      1995       1996
                                                                                     -------    -------

Deferred tax assets (and valuation allowances):
Inventory and accounts receivable reserves........................................   $ 1,591    $ 5,281
Amortization of trademarks and licenses...........................................     3,095      4,554
Tax credit carryforwards, primarily foreign tax credits...........................       684      1,374
Net operating loss carryforward...................................................        --      3,602
Other deferred tax assets.........................................................       750      6,339
Valuation allowances..............................................................    (2,047)    (8,519)
                                                                                     -------    -------
     Deferred tax assets -- net...................................................     4,073     12,631
Deferred tax liabilities
Tax over book depreciation........................................................      (695)    (3,216)
Acquisition related accruals......................................................    (2,391)    (2,391)
Goodwill deductions in excess of book deductions..................................    (3,561)    (2,674)
Software development costs........................................................    (1,966)    (2,054)
Pre-opening costs.................................................................      (915)      (970)
Other deferred tax liabilities....................................................    (1,973)    (1,746)
                                                                                     -------    -------
     Deferred tax liabilities.....................................................   (11,501)   (13,051)
     Net deferred tax liability...................................................   $(7,428)   $  (420)
                                                                                     -------    -------
                                                                                     -------    -------


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


     The provision (benefit) for income taxes included in the Consolidated Statements of Operations amounts to (in thousands):

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

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 - INCOME TAXES (CONTINUED)

     The following represents the reconciliation of the tax provision rate to the U.S. Federal income statutory tax rate:

                                                                                  FOR THE YEARS ENDED
                                                                           ---------------------------------
                                                                           JULY 2,      JULY 1,      JULY 6,
                                                                            1994         1995         1996
                                                                           -------      -------      -------
Statutory rate..........................................................     35.0%        35.0%       (35.0)%
State rate..............................................................      2.6          4.2         (1.1)
Foreign tax rate in excess of U.S. statutory rate.......................      1.0         (2.2)        --
Intangible amortization.................................................      3.0          1.7          0.3
Other...................................................................     --           (0.3)        --
Valuation allowances....................................................     --           --            5.2
Inventory contribution..................................................     --           --           (0.6)
                                                                           -------      -------      -------
Tax provision rate......................................................     41.6%        38.4%       (31.2)%
                                                                           -------      -------      -------
                                                                           -------      -------      -------

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

     The carrying amounts and fair value of the Company's financial instruments are as follows (in thousands):

                                                               JULY 1, 1995            JULY 6, 1996
                                                            -------------------    --------------------
                                                            CARRYING     FAIR      CARRYING      FAIR
                                                             AMOUNT      VALUE      AMOUNT      VALUE
                                                            --------    -------    --------    --------
Revolving Loan...........................................   $ 36,787    $36,787    $118,017    $118,017
Term Loan................................................     38,500     38,500       --          --
Interest rate collar.....................................        110       (535)         50        (175)
Letters of credit........................................      2,835      2,835       1,123       1,123

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



    The Company completed an extensive evaluation of its accounts receivable, inventory and other accounts in connection with its year end closing and, as a result, provided additional reserves (including adjustments) of $18.7 million which relate to the Company's second and third quarters of fiscal 1996.

    The unaudited  quarterly financial results of operations as adjusted   are
summarized below:

                                                     FIRST     SECOND      THIRD      FOURTH
             YEAR ENDED JULY 6, 1996                  QTR        QTR        QTR         QTR
-------------------------------------------------   -------    -------    -------    --------
Net revenues.....................................   $42,908    $77,298    $98,860    $ 90,543
Gross profit -- as reported......................    17,738     30,203     37,528       3,962
Gross profit -- adjusted.........................    17,738     23,460     30,238       3,962

Net income (loss) -- as reported.................   $ 2,175    $ 5,486    $  (750)   $(36,299)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------
Net income (loss) -- adjusted....................   $ 2,175    $(1,164)   $(5,562)   $(36,299)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------
Net income (loss) per common share -- as reported.  $  0.10    $  0.25    $ (0.03)   $  (1.78)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------
Net income (loss) per common share -- as
  adjusted(1)....................................   $  0.10    $ (0.06)   $ (0.27)   $  (1.78)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------

------------------


(1) The weighted average number of common shares outstanding for the second, third and fourth quarters, as adjusted, does not include common stock equivalents as the impact on net loss per share is anti-dilutive.

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