Form 10-Q
period 1996-10-05
AUTHENTIC FITNESS CORP
filed 1996-11-19
CIK 887538

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED OCTOBER 5, 1996

                                                           OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

                            ------------------------

                        COPIES OF ALL COMMUNICATIONS TO:

                         AUTHENTIC FITNESS CORPORATION
                                 90 PARK AVENUE
                            NEW YORK, NEW YORK 10016
                           ATTENTION: GENERAL COUNSEL

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The number of shares of the registrant's Common Stock outstanding as of November 14, 1996 was: 22,333,730

________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                           OCTOBER 5,     JULY 6,
                                                                                              1996          1996
                                                                                           -----------    --------
                                                                                           (UNAUDITED)
                                                                                        (IN THOUSANDS OF DOLLARS)
                                         ASSETS
Current assets:
     Cash ..............................................................................    $      --     $  1,499
     Accounts receivable -- net.........................................................       61,454       75,274
     Accounts receivable from affiliates................................................        7,644        4,004
     Inventories:
          Finished goods................................................................       52,069       45,960
          Raw material and work in process..............................................       29,299       18,817
                                                                                           -----------    --------
               Total inventories........................................................       81,368       64,777
     Prepaid expenses...................................................................        8,879       10,154
     Income tax refunds receivable......................................................        9,562        9,556
                                                                                           -----------    --------
               Total current assets.....................................................      168,907      165,264
                                                                                           -----------    --------
Property, plant and equipment, (net of accumulated depreciation of $12,558 and $11,062,
  respectively).........................................................................       46,453       42,786
Intangibles and other assets -- net.....................................................       74,671       73,416
                                                                                           -----------    --------
                                                                                            $ 290,031     $281,466
                                                                                           -----------    --------
                                                                                           -----------    --------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility..........................................    $  84,415     $ 68,214
     Current portion of long-term debt..................................................          352        2,844
     Accounts payable...................................................................       26,541       21,550
     Accounts payable to affiliate......................................................       11,824       14,132
     Accrued liabilities................................................................        8,078        8,151
     Accrued income taxes...............................................................        1,921        --
                                                                                           -----------    --------
               Total current liabilities................................................      133,131      114,891
                                                                                           -----------    --------
Long-term debt..........................................................................       51,765       49,432
Deferred income taxes...................................................................          425          420
Stockholders' equity:
     Preferred Stock; $.01 par value....................................................       --            --
     Common Stock; $.001 par value......................................................           23           21
     Capital in excess of par value.....................................................      159,239      159,239
     Cumulative translation adjustment..................................................         (640)        (723)
Accumulated deficit.....................................................................      (53,912)     (41,814)
                                                                                           -----------    --------
               Total stockholders' equity...............................................      104,710      116,723
                                                                                           -----------    --------
                                                                                            $ 290,031     $281,466
                                                                                           -----------    --------
                                                                                           -----------    --------

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                                           FIRST QUARTER ENDED
                                                                                       ---------------------------
                                                                                       OCTOBER 5,    SEPTEMBER 30,
                                                                                          1996           1995
                                                                                       ----------    -------------
                                                                                               (UNAUDITED)
                                                                                        (IN THOUSANDS OF DOLLARS
                                                                                           EXCEPT SHARE DATA)

Net revenues........................................................................   $   38,665     $    42,908
Cost of goods sold..................................................................       27,462          25,530
                                                                                       ----------    -------------
Gross profit........................................................................       11,203          17,378
Selling, general and administrative expenses........................................       20,012          11,781
                                                                                       ----------    -------------
Income (loss) before interest and income taxes......................................       (8,809)          5,597
Interest expense....................................................................        2,732           2,237
                                                                                       ----------    -------------
Income (loss) before provision for income taxes.....................................      (11,541)          3,360
Provision for income taxes..........................................................       --               1,185
                                                                                       ----------    -------------
Net income (loss)...................................................................   $  (11,541)    $     2,175
                                                                                       ----------    -------------
                                                                                       ----------    -------------
Net income (loss) per common share..................................................   $    (0.52)    $      0.10
                                                                                       ----------    -------------
                                                                                       ----------    -------------
Weighted average number of common shares outstanding................................   22,333,730      21,884,194
                                                                                       ----------    -------------
                                                                                       ----------    -------------

Related party transactions included in the Consolidated Condensed Statement of
  Operations:
     Product sales..................................................................   $    4,952     $     3,163
     Purchases of goods and services................................................        1,307           1,443
     Royalties paid or accrued......................................................          848           1,015
     Interest expense...............................................................          409             219

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH

                                                                                        FIRST QUARTER ENDED
                                                                               -------------------------------------
                                                                                 OCTOBER 5,         SEPTEMBER 30,
                                                                                    1996                 1996
                                                                               ---------------    ------------------
                                                                                            (UNAUDITED)
                                                                                     (IN THOUSANDS OF DOLLARS)

Cash flows from operating activities:
     Net income (loss)......................................................      $ (11,541)           $  2,175
     Non cash items included in net income (loss):
          Depreciation and amortization.....................................          2,092               1,873
          Other.............................................................            593                 649
     Income taxes...........................................................          1,915              (6,499)
     Other changes in operating accounts....................................          2,318             (22,931)
                                                                               ---------------    ------------------
               Net cash used in operating activities........................         (4,623)            (24,733)
                                                                               ---------------    ------------------
Cash flows from investing activities:
     Purchase of equipment and other long term assets.......................         (6,279)             (3,449)
     Payment of acquisition accruals........................................        --                      (78)
     Other..................................................................         (1,050)               (675)
                                                                               ---------------    ------------------
               Net cash used in investing activities........................         (7,329)             (4,202)
                                                                               ---------------    ------------------
Cash flows from financing activities:
     Borrowing (repayments) under revolving credit facility.................        (33,799)             26,685
     Net proceeds from the sale of common stock and exercise of stock
       options..............................................................        --                      528
     Repayments of debt.....................................................           (158)                (80)
     Proceeds from issuance of long term debt...............................         50,000              37,500
     Purchase of Series A Warrant...........................................        --                  (36,184)
     Proceeds from other financing..........................................        --                    1,000
     Dividends paid.........................................................           (535)               (222)
     Increase in deferred financing costs...................................         (5,055)               (972)
                                                                               ---------------    ------------------
               Net cash provided from financing activities..................         10,453              28,255
                                                                               ---------------    ------------------
Increase (decrease) in cash.................................................         (1,499)               (680)
Cash at beginning of period.................................................          1,499                 772
                                                                               ---------------    ------------------
Cash at end of period.......................................................      $      --            $     92
                                                                               ---------------    ------------------
                                                                               ---------------    ------------------
Other changes in operating accounts:
     Accounts receivable....................................................      $  16,096            $ 10,666
     Inventories............................................................        (16,591)            (20,531)
     Other current assets...................................................            203              (6,041)
     Accounts payable and accrued liabilities...............................          2,610              (7,025)
                                                                               ---------------    ------------------
                                                                                  $   2,318            $(22,931)
                                                                               ---------------    ------------------
                                                                               ---------------    ------------------

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all of the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of October 5, 1996 as well as its results of operations and cash flows for the periods ended October 5, 1996 and September 30, 1995. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 6, 1996.

     2. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

     3. On September 6, 1996, the Company entered a $200 Million Credit Agreement (the '$200 Million Credit Agreement'), which replaced the Company's previous $250 Million Credit Agreement. The decrease in the total amount of the loan commitment reflects the Company's decision not exercise its option to
purchase   the  remaining   portion  of   the  Series   A  Warrant  representing
approximately 1.8 million shares at $24 per share. The $200 Million Credit Agreement is for a term of five years and provides for a term loan (the'Term Loan') in the amount of $50 million and a revolving loan facility (the 'Revolving Loan') in the amount of $150 million. Borrowing under the $200 Million Credit Agreement accrues interest at the lenders' base rate or at LIBOR plus 1.5% (approximately 7.2% at October 5, 1996). The Company is also required to pay a commitment fee on the unused portion of the revolving Loan equal to
 .50% per annum on the average daily unused revolving loan commitment. In addition, the $200 Million Credit Agreement allows the Company to repurchase up to $10 million of its own Common Stock after March 31, 1997, under certain conditions. The Term Loan is payable in nine semi-annual installments commencing on June 30, 1997 and a final installment of $7,500,000 due September 1, 2001.

     4. During the first quarter of fiscal 1997 GE Capital exercised the Series A Warrant and acquired 1,809,109 shares of the Company's common stock.

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

                    STATEMENT OF OPERATIONS (SELECTED DATA)

                                        FIRST QUARTER ENDED
                                 ---------------------------------
                                 OCTOBER 5,          SEPTEMBER 30,
                                    1996                 1995
                                 ----------          -------------
                                 (AMOUNTS IN MILLIONS OF DOLLARS)

Net revenues..................   $ 38.7                 $ 42.9
Cost of goods sold............     27.5                   25.5
                                 ----------             ------
Gross profit..................     11.2                   17.4
   % to net revenue...........     29.0%                  40.5%
Selling, general and
  administrative expenses.....     20.0                   11.8
                                 ----------             ------
Income (loss) before interest
  and income taxes............     (8.8)                   5.6
Interest expense..............      2.7                    2.2
Provision for income taxes....     --                      1.2
                                 ----------             ------
Net income (loss).............    (11.5)                   2.2
Pro-forma income tax
  benefit.....................     (4.2)                   --
                                 ----------             ------
Pro-forma income (loss).......   $ (7.3)                $  2.2
                                 ----------             ------
                                 ----------             ------

     Net revenues decreased 9.9% to $38.7 million in the first quarter of fiscal 1997 from $42.9 million in the first quarter of fiscal 1996. Net revenues for the first quarter of fiscal 1996 included $9.6 million of net revenues related to the discontinued skiwear and outlet store operations and included $2.6 million of shipments of Speedo'r' products to Herman's Sporting Goods, Inc. ("Herman's"). Excluding these items, net revenues increased 11.5% primarily due to an increase of 33.5% in Authentic Fitness'r' Retail Division net revenues. Speedo'r' Division net revenues decreased to $20.4 million in the first quarter of fiscal 1997 from $22.7 million in the first quarter of fiscal 1996 due primarily to the loss of outlet store (which were closed in July 1996) and Herman's sales. The Designer Swimwear Division's net revenues were approximately equal to last year, after adjusting for outlet store sales recorded in fiscal 1996. Authentic Fitness'r' Retail Division net revenues increased 33.5% to $11.3 million in the first quarter of fiscal 1997 from $8.5 million in the first quarter of fiscal 1996. At November 14, 1996 the Company had 124 stores open. Same store sales for the 74 comparable stores for the first quarter of fiscal 1997 increased 2.6% over the year earlier period.

     Gross profit for the first quarter of fiscal 1997 of $11.2 million compares to $17.4 million in the first quarter of fiscal 1996. The decrease in gross profit reflects the lower Speedo'r' net revenues, as noted above, and a decrease in full price skiwear sales resulting from the decision to exit this business in the fourth quarter of fiscal 1996. Gross profit as a percentage of net revenues was 29.0% in the first quarter of fiscal 1997 compared to 40.5% in the first quarter of fiscal 1996. The decrease in gross profit as a percentage of net revenue reflects the lost regular price margin in skiwear as well as higher Speedo'r' Division off-price sales resulting from the continuing impact of the Herman's liquidation, which the Company expects will continue through the second quarter of fiscal 1997.

     Selling, general and administrative expenses increased 69.8% to $20.0 million in the first quarter of fiscal 1997 from $11.8 million in the first quarter of fiscal 1996. The increase in selling, general and administrative expenses reflects an increase in Speedo'r' advertising of $5.6 million related to the Olympics and Inner City Games, $1.8 million related to higher retail selling costs, $0.6 million of severance related to a reduction in force and $0.2 million higher depreciation and amortization expense. The reduction in workforce is expected to save the Company approximately $3.0 million, annually.

     Interest expense was $2.7 million in the first quarter of fiscal 1997 compared to $2.2 million in the first quarter of fiscal 1996. The increase of $500,000 in interest expense compared to last year is

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

primarily a result of higher borrowing to finance the growth of the Authentic Fitness'r' Retail Stores Division.

     The Company did not record an income tax benefit in the first quarter of fiscal 1997. The Company expects its effective income tax rate to be 36% for fiscal 1997, equal to the rate for the first quarter of fiscal 1996. The Company does not expect to record any tax provision or benefit until the third quarter of fiscal 1997 when its net operating loss carryforward is expected to be exhausted.

     Net loss for the first quarter of fiscal 1997 was $(11.5) million. Net loss for the first quarter of fiscal 1997, after giving effect to a pro-forma income tax benefit of 36%, was $(7.4) million compared to net income of $2.2 million in the first quarter of fiscal 1996. The decrease in income reflects the lower operating income and higher interest expense noted above.

CAPITAL RESOURCES AND LIQUIDITY.

     On August 16, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared its first quarterly cash dividend of 1.25[c] per share, equivalent to an annual rate of 5[c] per share. The Company has since declared five successive quarterly cash dividends of 1.25[c] per share.

     On September 6, 1996, the Company entered into a $200 million Credit Agreement (the '$200 Million Credit Agreement'), which replaced the Company's previous $250 Million Credit Agreement. The decrease in the total amount of the Credit Agreement commitment reflects the Company's intent not to exercise their option to repurchase the remaining portion of the Series A Warrant from GE Capital representing 1.8 million shares at $24 per share. The $200 Million Credit Agreement is for a term of five years and provides for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility in the amount of $150 million (the 'Revolving Loan'). Borrowing under the $200 Million Credit Agreement accrues interest at the lenders' base rate or at LIBOR plus 1.5%. In addition, the agreement allows the Company to repurchase up to $10 million of its own common stock after March 1, 1997, under certain conditions.

     The Company plans to expand its channels of distribution and provide growth in its operations by opening additional Speedo'r' Authentic Fitness'r' retail stores. The Company currently has 124 stores open (including 20 stores in Bally's Health and Fitness Centers) and expects to open approximately 200 additional stores over the next six years. The cost of leasehold improvements, fixtures and the additional working capital associated with the opening of an average new store is expected to be approximately $250,000.

     The Company's liquidity requirements arise primarily from its debt service requirements and the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs arising at the end of the third quarter and beginning of the fourth quarter of the fiscal year. The Company typically generates nearly all of its operating cash flow in the fourth quarter of the fiscal year reflecting third and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year. The Company meets its seasonal working capital needs by utilizing amounts available under its revolving line of credit. The Company has amended and increased its lines of credit several times in the last two years, primarily to support the growth in its swimwear divisions and to fund the growth of its swimwear divisions and to fund the rapid rollout of the Speedo'r' Authentic Fitness'r' Retail Stores. Cash used in operating activities was for the first quater of fiscal 1997 was $4.6 million, an improvement over the $24.7 million in the first quarter of fiscal 1996. The Company's revolving loan balance was approximately $84.4 million at the end of the first quarter of fiscal 1997. At November 14, 1996 the Company had approximately $65 million of additional credit available under its revolving loan facility.

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company believes that funds available under its current $200 Million Credit Agreement, as noted above, combined with cash flow to be generated from future operations will be sufficient for the operations of the Company, including debt service, dividend payments and costs associated with the expansion of its Authentic Fitness'r' Retail Division for at least the next twelve months. Although the Company believes that its current credit agreement and cash flow to be generated from future operations will also be sufficient for its long-term operations (periods beyond the next twelve months) circumstances may arise that would require the Company to seek additional financing. In those circumstances the Company expects to evaluate additional sources of funds, for example, sales of additional common stock and expanded or additional bank credit facilities.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of shareholders was held on November 14, 1996. The following matters were voted upon by the shareholders:

     (1)    Election of Directors
     (a)    Mr. Robert D. Walter was re-elected to the Board of Directors to serve a two year term expiring at the
            1998  Annual Meeting  of Stockholders.  20,235,910 votes  were cast  for the  election of  Mr. Walter, and 220,129 withheld, abstained and broker non votes.
     (b)    Mr. Joseph A.  Califano, Jr.  was re-elected to  the Board  of Directors to  serve a  three year  term expiring  at the 1999 Annual Meeting  of Stockholders. 20,227,001 votes were  cast for the election of
            Mr. Califano, and 229,038 withheld, abstained and broker non votes.
     (c)    Mr. Stanley A. Arkin was re-elected to the Board  of Directors to serve a three year term expiring  at the  1999 Annual Meeting  of Stockholders. 20,228,001 votes  were cast for the  election of Mr. Arkin, and 228,038 withheld, abstained and broker non votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

11.1 -- Earnings per share.

     (b) Reports on Form 8-K.
         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AUTHENTIC FITNESS CORPORATION

Date: November 18, 1996                           By:              /s/ NICOLETTE SOHL
                                                     ...................................................
                                                                       NICOLETTE SOHL
                                                                    SENIOR VICE PRESIDENT
                                                                 AND CHIEF FINANCIAL OFFICER
                                                         PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

Date: November 18, 1996                           By:               /s/ SUSAN GUENSCH
                                                     ...................................................
                                                                        SUSAN GUENSCH
                                                                 PRESIDENT, SPEEDO DIVISION