Form 10-Q/A
period 1995-12-30
AUTHENTIC FITNESS CORP
filed 1997-02-18
CIK 887538

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-Q/A
                               (Amendment No. 1)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 1995

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE TRANSITION PERIOD FROM _____________________ TO ____________________

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

     The number of shares outstanding of the registrant's Common Stock as of February 1, 1996 is as follows: 20,343,770.

________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                          DECEMBER 30,     JULY 1,
                                                                                              1995           1995
                                                                                          ------------    --------
                                                                                          (UNAUDITED)
                                                                                          (AS AMENDED)
                                                                                              (IN THOUSANDS OF
                                                                                                  DOLLARS)

                                        ASSETS
Current assets:
     Cash..............................................................................     $    841      $    772
     Accounts receivable -- net........................................................       85,095        71,410
     Accounts receivable from affiliates...............................................        3,745         9,687
     Inventories:
          Finished goods...............................................................       78,360        53,944
          Raw materials and work in process............................................       18,209        19,059
                                                                                          ------------    --------
               Total inventories.......................................................       96,569        73,003
Other current assets...................................................................       19,800         7,636
                                                                                          ------------    --------
               Total current assets....................................................      206,050       162,508
                                                                                          ------------    --------
Property, plant and equipment, (net of accumulated depreciation of $8,205 and $5,891,
  respectively)........................................................................       39,585        35,185
Intangibles and other assets -- net....................................................       84,324        80,546
                                                                                          ------------    --------
                                                                                            $329,959      $278,239
                                                                                          ------------    --------
                                                                                          ------------    --------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility.........................................     $ 92,264      $ 36,787
     Current portion of long-term debt.................................................        7,371         7,388
     Accounts payable and accrued liabilities..........................................       28,185        31,894
     Accounts payable to affiliates....................................................       17,656        12,899
     Federal and other income taxes....................................................          226         7,489
                                                                                          ------------    --------
               Total current liabilities...............................................      145,702        96,457
                                                                                          ------------    --------
Long-term debt.........................................................................       19,304        32,446
Deferred income taxes..................................................................        7,430         7,428
Stockholders' equity:
     Common Stock; $.001 par value.....................................................           20            18
     Capital in excess of par value....................................................      163,353       112,078
     Cumulative translation adjustment.................................................         (705)         (740)
     Retained earnings.................................................................       (5,145)       30,552
                                                                                          ------------    --------
               Total stockholders' equity..............................................      157,523       141,908
                                                                                          ------------    --------
                                                                                            $329,959      $278,239
                                                                                          ------------    --------
                                                                                          ------------    --------

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                            SECOND QUARTER ENDED              SIX MONTHS ENDED
                                                        ----------------------------    ----------------------------
                                                        DECEMBER 30,    DECEMBER 31,    DECEMBER 30,    DECEMBER 31,
                                                            1995            1994            1995            1994
                                                        ------------    ------------    ------------    ------------
                                                        (AS AMENDED)                    (AS AMENDED)
                                                                                (UNAUDITED)
                                                                (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

Net revenues.........................................     $ 77,298        $ 56,319        $120,206        $ 93,917
Cost of goods sold...................................       53,838          34,371          79,368          58,408
                                                        ------------    ------------    ------------    ------------
Gross profit.........................................       23,460          21,948          40,838          35,509
Selling, general and administrative expenses.........       22,629          12,926          34,410          22,039
                                                        ------------    ------------    ------------    ------------
Income before interest and income taxes..............          831           9,022           6,428          13,470
Interest expense.....................................        2,686           1,475           4,923           2,423
                                                        ------------    ------------    ------------    ------------
Income (loss) before income taxes....................       (1,855)          7,547           1,505          11,047
Provision (benefit) for income taxes.................         (691)          3,093             494           4,528
                                                        ------------    ------------    ------------    ------------
Net income (loss)....................................     $ (1,164)       $  4,454        $  1,011        $  6,519
                                                        ------------    ------------    ------------    ------------
                                                        ------------    ------------    ------------    ------------
Net income (loss) per share..........................     $  (0.06)       $   0.21        $   0.05        $   0.30
                                                        ------------    ------------    ------------    ------------
                                                        ------------    ------------    ------------    ------------
Weighted average number of common shares
  outstanding........................................       20,006          21,713          22,032          21,701
                                                        ------------    ------------    ------------    ------------
                                                        ------------    ------------    ------------    ------------
Related parties transactions included in the
  Consolidated Condensed Statements of Operations:

     Product sales...................................     $     26        $    159        $  3,189        $  1,183
     Purchase of goods and services..................        1,767           1,778           3,210           2,848
     Royalties paid and accrued......................        1,372           1,027           2,387           1,714
     Interest expense................................          335             256             554             433

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                                                                                             SIX MONTHS ENDED
                                                                                       ----------------------------
                                                                                       DECEMBER 30,   DECEMBER 31,
                                                                                           1995            1994
                                                                                       ------------    ------------
                                                                                       (AS AMENDED)
                                                                                               (UNAUDITED)
                                                                                        (IN THOUSANDS OF DOLLARS)

Cash flows from operating activities:
     Net income.....................................................................     $  1,011        $  6,519
     Non-cash items included in net income:
          Depreciation and amortization.............................................        3,948           2,653
          Other.....................................................................        1,362           1,494
          Change in deferred taxes..................................................       (4,261)         --
     Income taxes...................................................................       (3,002)          2,947
     Other changes in operating accounts............................................      (42,348)        (26,857)
                                                                                       ------------    ------------
          Net cash used in operating activities.....................................      (43,290)        (13,244)
                                                                                       ------------    ------------
Cash flows from investing activities:
     Purchases of equipment and other long-term assets..............................      (10,447)        (13,403)
     Other, net.....................................................................       (1,988)         (2,367)
                                                                                       ------------    ------------
          Net cash used in investing activities.....................................      (12,435)        (15,770)
                                                                                       ------------    ------------
Cash flows from financing activities:
     Borrowings under revolving credit facility.....................................       55,477          30,227
     Net proceeds from the sale of common stock and exercise of options.............       51,277             537
     Purchase of Series A Warrant...................................................      (36,484)         --
     Proceeds from Bridge Loan......................................................       37,500          --
     Dividends paid.................................................................         (223)         --
     Payment of deferred financing fees.............................................       (1,094)         --
     Proceeds from capitalized lease obligations....................................        1,000          --
     Repayments of debt.............................................................      (51,659)         (2,130)
                                                                                       ------------    ------------
          Net cash provided by financing activities.................................       55,794          28,634
                                                                                       ------------    ------------
Net change in cash..................................................................           69            (380)
Cash at beginning period............................................................          772           1,461
                                                                                       ------------    ------------
Cash at end of period...............................................................     $    841        $  1,081
                                                                                       ------------    ------------
                                                                                       ------------    ------------
Other changes in operating accounts:
     Accounts receivable............................................................     $ (7,743)       $ (7,416)
     Inventories....................................................................      (23,566)        (28,483)
     Other current assets...........................................................      (12,164)         (5,522)
     Accounts payable and accrued liabiltiies.......................................        1,125          14,564
                                                                                       ------------    ------------
                                                                                         $(42,348)       $(26,857)
                                                                                       ------------    ------------
                                                                                       ------------    ------------

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all the adjustments (all of which were of a normal recurring nature, except as noted below) necessary to present fairly the financial position of the Company as of December 30, 1995, as well as its results of operations and cash flows for the periods ended December 30, 1995 and December 31, 1994. The results of operations for the quarter and six months ended December 30, 1995, reflect certain reserves (including adjustments) which were recorded in the fourth quarter of fiscal 1996 which related to the second quarter of fiscal 1996. Such reserves and adjustments reduced gross profit as orginally reported by $6.7 million, pretax income as originally reported by $10.9 million and net income as originally reported by $6.7 million. Operating results for interim periods may not be indicative of results for the full fiscal year. The Consolidated Condensed Balance Sheet as of July 1, 1995, has been derived from the audited Consolidated Balance Sheet included in the Company's Form 10-K for the year then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995.

     2. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

     3. On September 13, 1995, the Company purchased from General Electric Capital Corporation ('GECC') one half of a warrant to acquire 3,618,358 shares of the Company's common stock at $.005 per share (the Series A Warrant) for 36,183,580 or $20 per share (representing 1,809,179 shares). The Company had agreed to purchase 1,309,179 of the remaining shares subject to the Series A Warrant in January 1996 for an additional $26,183,580 or $20 per share. The Company and GECC have amended their agreement to provide that the Company has the option to repurchase the remaining 1,809,179 shares of common stock subject to the Series A Warrant at any time, on or before March 17, 1997 (in full but not in part), by giving ten days written notice to GECC. The purchase price for the remaining 1,809,179 shares will be $43,420,296 ($24 per share). The purchase of the Series A Warrant was funded with the proceeds of a five-year bridge loan (the 'Bridge Loan') provided under the Company's Credit Agreement.

     4. On October 16, 1995, the Company sold 2,500,000 shares of its common stock in an underwritten public offering (the 'Offering'). Net proceeds from the Offering were approximately $51 million and were used to repay outstanding amounts under the Bridge Loan and to repay certain amounts outstanding under the term loan portion of the Company's Credit Agreement.

     5. On January 11, 1996, the Company amended its Bank Credit Agreement to increase amounts available under its revolving loan from $105 million to approximately $141 million ('Amended Bank Credit Agreement'). Amounts outstanding under the Amended Bank. Under certain conditions the interest rate payable on amounts outstanding under the Company's amended Bank Credit Agreement can be reduced to as low as LIBOR plus .50%.

     6. The Company's provision for income taxes differs from U.S. statutory income tax rates due to the impact of state income taxes in excess of 35%, non-deductible intangible amortization and foreign income taxes in excess of 35% partially offset by certain tax credits.

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)

                                                            SECOND QUARTER ENDED              SIX MONTHS ENDED
                                                        ----------------------------    ----------------------------
                                                        DECEMBER 30,    DECEMBER 31,    DECEMBER 30,    DECEMBER 31,
                                                            1995            1994            1995            1994
                                                        ------------    ------------    ------------    ------------
                                                                      (AMOUNTS IN MILLIONS OF DOLLARS)

Net revenues.........................................      $ 77.3          $ 56.3         $  120.2         $ 93.9
Cost of goods sold...................................        53.8            34.4             79.4           58.4
                                                        ------------    ------------    ------------    ------------
Gross profit.........................................        23.5            21.9             40.8           35.5
   % to net revenue..................................        30.3%           39.0%            34.0%          37.8%
Selling, general and administrative expenses.........        22.6            12.9             34.4           22.0
                                                        ------------    ------------    ------------    ------------
Income before interest and income taxes..............         0.8             9.0              6.4           13.5
Interest expense.....................................         2.7             1.5              4.9            2.4
Provision for income taxes...........................        (0.7)            3.1              0.5            4.5
                                                        ------------    ------------    ------------    ------------
Net income(loss).....................................       $(1.2)         $  4.5         $    1.0         $  6.5
                                                        ------------    ------------    ------------    ------------
                                                        ------------    ------------    ------------    ------------

     Net revenues increased 37.3% to a record $77.3 million in the second quarter of fiscal 1996 from $56.3 million in the first quarter of fiscal 1995. The increase is primarily due to an increase in Speedo Division net revenues of 36.6% to $41.8 million from $30.6 million last year, an increase in Retail Division net revenues of 89.4% to $10.1 million from $5.3 million recorded last year and an increase in Designer Swimwear Division net revenues of 38.0% from $20.2 million from $14.6 million for the second quarter of fiscal 1995. The increase in Speedo Division net revenues for the second quarter primarily reflects increases in racing swimwear of 18.7%, men's swimwear of 51.9% and Authentic Fitness sportswear of over 150%. The increase in Retail Division net revenues primarily reflects the opening of over 50 stores during the 1995 fiscal year. At December 30, 1995, the Company had 91 stores open. Same store sales for the 42 comparable stores for the second quarter of fiscal 1996 increased 11.8% over the year earlier period. Net revenues for the first six months of fiscal 1996 increased 28.0% to $120.2 million from $93.9 million in the second quarter of fiscal 1995. The increase in net revenues for the six month period is attributable to an increase of 31.4% in Speedo Division net revenues to $64.5 million, an increase of 127.5% in Retail Division net revenues and an increase of 25.4% in Designer Swimwear Division net revenues. White Stag/Skiwear Division net revenues decreased slightly for both the quarter and six months due primarily to the timing of certain Wal-Mart shipments and the decision to reduce certain lower margin businesses.

     Gross profit for the second quarter of fiscal 1996 increased to $23.5 million from $21.9 million in the second quarter of fiscal 1995. Gross profit for the first six months of fiscal 1996 increased to $40.8 million from the $35.5 million recorded in the first six months of fiscal 1995. The increase in gross profit for both the quarter and the six months primarily reflects the increased sales volume noted above partially offset by the impact of certain inventory reserves (including adjustments) of $6.7 million that were recorded in fiscal 1996. Gross profit as a percentage of net revenues decreased to 30.3% in the second quarter of fiscal 1996 compared to 39.0% in the second quarter of fiscal 1995. Gross profit as a percentage of net revenues decreased to 34.0% for the first six months of fiscal 1996 compared to 37.8% in the first six months of fiscal 1995. The decrease in gross profit as a percentage of net revenues primarily reflects the impact of the reserves (including adjustments), as noted above partially offset by the higher mix of Retail Division net revenues which generate a higher gross profit margin than the wholesale divisions and an improvement in the White Stag/Skiwear Division gross profit margin resulting from management's decision to reduce certain lower margin businesses.

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     Selling, general and administrative expenses increased to $22.6 million (29.3% of net revenues) in the second quarter of fiscal 1996 from $12.9 million (23.0% of net revenues) in the second quarter of fiscal 1995. Selling, general and administrative expenses increased to $34.4 million (28.6% of net revenues) in the first six months of fiscal 1996 from $22.0 million (23.5% of net revenues) in the first six months of fiscal 1995. The increase in selling, general and administrative expenses reflects (i) certain reserves (including adjustments) of $4.2 million primarily related to accounts receivable which were recorded in fiscal 1996, (ii) higher sales volumes, as noted above, (iii) higher depreciation and amortization expenses due to the increase in fixed assets associated with the roll out of the Retail Store Division and (iv) the higher mix of Retail Division sales which require a higher level of selling and administrative expenses than the wholesale divisions. The increase in selling, general and administrative expenses as a percentage of net revenues reflects the impact of the reserves (including adjustments), retail Division selling costs and higher depreciation and amortization expenses, all as noted above.

     Interest expense was $2.7 million in the second quarter of fiscal 1996 compared to $1.5 million in the second quarter of fiscal 1995. Interest expense for the first six months of fiscal 1996 was $4.9 million compared to $2.4 million in the first six months of fiscal 1995. The increase in interest expense compared to last year for both the quarter and the first six months resulted from (i) the borrowing under the Bridge Loan in September 1995 to repurchase the Series A Warrant, (ii) additional borrowing for the increase in working capital necessary to support the 28% sales growth achieved in the first half of fiscal 1996 and for expected sales growth in the second half of fiscal 1996 and, (iii) the roll out of the retail stores where over 50 stores were added since last year.

     The provision (benefit) for income taxes in the second quarter of fiscal 1996 was $(0.7) million, an effective tax rate of 37.2% compared to $3.1 million in fiscal 1995, an effective tax rate of 41%. The provision for income taxes for the first six months of fiscal 1996 was $0.5 million, an effective tax rate of 32.8% compared to $4.5 million, an effective tax rate of 41% for the first six months of fiscal 1995. The difference in the Company's effective tax rate primarily reflects the impact of net loss carryback on the Company's income tax provision. The Company's tax rate differs from the U.S. federal statutory tax rate of 35% due to the impact of state income taxes, foreign income taxes in excess of 35% and non-deductible intangible amortization partially offset by the tax credits.

     Net loss for the second quarter of fiscal 1996 was $(1.2) million compared to net income of $4.5 million recorded in the second quarter of fiscal 1995. Net income for the first six months of fiscal 1996 was 1.0 million compared to $6.5 million for the first six months of fiscal 1995. The decrease in net income primarily reflects the impact of the reserves (including adjustments), as noted above partially offset by the related income tax benefits.

CAPITAL RESOURCES AND LIQUIDITY.

     On August 16, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared its first quarterly cash dividend of 1.25[c] per share, equivalent to an annual rate of 5[c] per share. The dividend payment of approximately $223,000 was paid on October 2, 1995 to shareholders of record on August 30, 1995. On November 7, 1995 the Company declared a cash dividend of 1.25[c] per share payable on January 3, 1996, to shareholders of record on December 1, 1996. The initiation of a regular quarterly cash dividend totalling 5[c] per share, is expected to broaden the Company's shareholder base.

     On September 13, 1995, the Company purchased one half of a warrant for the purchase of 3,618,358 shares of the Company's common stock for $.005 per share (the 'Series A Warrant') from General Electric Capital Corporation ('GECC'). The Series A Warrant was issued in conjunction with the original capitalization of the Company in May 1990. The purchase price was $36,183,580 or $20 per share (representing 1,809,179 shares of common stock). The Company and GECC have amended their agreement to provide that the Company has the option to repurchase the 1,809,179 shares subject to the Series A Warrant at any time, on or before March 17, 1997 (in full but not in part), by giving ten days

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

written notice to GECC. The purchase price for the remaining 1,809,179 shares will be $43,420,296 ($24 per share).

     In October 1995, the Company sold 2,500,000 shares of its common stock in a underwritten public offering. Net proceeds from the ('Offering') were approximately $51 million and were used to repay the amount outstanding under the Bridge Loan and certain amounts outstanding under the term loan portion of the Company's Credit Agreement.

     The Company is continuing to expand its channels of distribution by opening additional Speedo Authentic Fitness Retail Stores. The cost of leasehold improvements, fixtures and working capital associated with the opening of a new store is approximately $310,000. The Company currently has eight stores under construction and in pre construction (in addition to the 91 stores currently open) for a total of 99 stores.

     On January 13, 1996, the Company amended its Bank Credit Agreement ('Amended Bank Credit Agreement') to increase amounts available under its revolving loan. As a result of the amendment, the maximum amount of funds available under the Company's revolving loan increased to approximately $141 million. Interest on amounts outstanding under the Amended Bank Credit Agreement bear interest at the Bank's base lending rate plus .75% or at LIBOR plus 1.75%. Under certain conditions the interest rate payable on amounts outstanding under the Company's amended Bank Credit Agreement can be reduced to as low as LIBOR plus .50%

     The Company's liquidity requirements arise primarily from its debt service requirements and the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs arising at the end of the third quarter and beginning of the fourth quarter of the fiscal year. The Company generates nearly all of its operating cash flow in the fourth quarter of the fiscal year reflecting third and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year. The Company meets its seasonal working capital needs by utilizing amounts available under its revolving line of credit. The Company's Bank Credit Agreement provides a term loan facility in the amount of $22 million (after giving effect to the use of proceeds from the Offering) and a revolving loan facility in the amount of $141 million (after giving effect to the amendment noted above). The Company's revolving loan balance was approximately $99.0 million at January 31, 1996. At January 31, 1996, the Company had approximately $42 million of additional credit available under its revolving loan facility.

     Cash used in operating activities for the first six months of fiscal 1996 was $(43.3) million compared to $(13.2) million in the first six months of fiscal 1995. The increase in cash used in operating activities primarily reflects increases in inventory, accounts receivable and other current assets necessary to support the growth in sales noted above and to support sales increases expected in the second half of fiscal 1996.

     The Company believes that amounts available under its existing credit agreements combined with cash flow to be generated from future operations will be sufficient for the operations of the Company including debt repayments, dividends and capital expenditures for at least the next twelve months.

                          PART II -- OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.

   (a)      Exhibits.

            11.1  Earnings per share.

   (b)      Reports on Form 8-K.

            None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AUTHENTIC FITNESS CORPORATION

Date: February 18, 1997                                       By:          /s/ WALLIS H. BROOKS
                                                     ...................................................
                                                                      WALLIS H. BROOKS
                                                                    SENIOR VICE PRESIDENT
                                                                 AND CHIEF FINANCIAL OFFICER
                                                         PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

                              STATEMENT OF DIFFERENCES
                              ------------------------

The cent symbol shall be expressed as............................ [c]