Form 10-Q/A
period 1996-03-30
AUTHENTIC FITNESS CORP
filed 1997-02-18
CIK 887538

________________________________________________________________________________
________________________________________________________________________________

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

           FOR THE TRANSITION PERIOD FROM_______________ TO______________

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

________________________________________________________________________________
________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                           MARCH 30,      JULY 1,
                                                                                              1996          1995
                                                                                          ------------    ------
                                                                                          (UNAUDITED)
                                                                                          (AS AMENDED)
                                                                                              (IN THOUSANDS OF
                                                                                                  DOLLARS)

                                        ASSETS
Current assets:
     Cash..............................................................................     $  1,400      $    772
     Accounts receivable -- net........................................................      109,001        71,410
     Accounts receivable from affiliates...............................................        3,771         9,687
     Inventories:
          Finished goods...............................................................       66,991        53,944
          Raw materials and work in process............................................       20,342        19,059
                                                                                            --------      --------
               Total inventories.......................................................       87,333        73,003
     Other current assets..............................................................       19,816         7,636
                                                                                            --------      --------
               Total current assets....................................................      221,321       162,508
                                                                                            --------      --------
Property, plant and equipment, (net of accumulated depreciation of $9,557 and $5,891,
  respectively)........................................................................       40,830        35,185
Intangibles and other assets -- net....................................................       81,974        80,546
                                                                                            --------      --------
                                                                                            $344,125      $278,239
                                                                                            --------      --------
                                                                                            --------      --------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility.........................................     $149,264      $ 36,787
     Current portion of long-term debt.................................................          355         7,388
     Accounts payable and accrued liabilities..........................................       23,170        31,894
     Accounts payable to affiliates....................................................       13,672        12,899
     Federal and other income taxes....................................................           --         7,489
                                                                                            --------      --------
               Total current liabilities...............................................      186,461        96,457
                                                                                            --------      --------
Long-term debt.........................................................................        1,688        32,446
Deferred income taxes..................................................................        4,107         7,428
Stockholders' equity:
     Common Stock; $.001 par value.....................................................           21            18
     Capital in excess of par value....................................................      163,744       112,078
     Cumulative translation adjustment.................................................         (681)         (740)
     Retained earnings.................................................................      (11,215)       30,552
                                                                                            --------      --------
               Total stockholders' equity..............................................      151,869       141,908
                                                                                            --------      --------
                                                                                            $344,125      $278,239
                                                                                            --------      --------
                                                                                            --------      --------


       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             -----------------------   --------------------------
                                                              MARCH 30,     APRIL 1,     MARCH 30,      APRIL 1,
                                                                 1996         1995         1996           1995
                                                             ------------   -------     -----------    ----------
                                                             (AS AMENDED)               (AS AMENDED)
                                                                                 (UNAUDITED)
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)

Net revenues..............................................     $ 98,860      $74,848     $ 219,066      $168,765
Cost of goods sold........................................       68,622       46,585       147,991       104,993
                                                               --------      -------    -----------    ----------
Gross profit..............................................       30,238       28,263        71,075        63,772
Selling, general and administrative expenses..............       22,045       16,417        56,454        38,456
Herman's bad debt loss....................................       11,623        --           11,623        --
                                                               --------     -------    -----------    ----------
Income (loss) before interest and income taxes............       (3,430)      11,846         2,998        25,316
Interest expense..........................................        3,313        2,171         8,236         4,594
                                                               --------     -------    -----------    ----------
Income (loss) before income taxes.........................       (6,743)       9,675        (5,238)       20,722
Provision (benefit) for income taxes......................       (2,540)       3,700        (2,046)        8,228
                                                               --------     -------    -----------    ----------
Income (loss) before extraordinary item...................       (4,203)       5,975        (3,192)       12,494
Extraordinary item -- net of income tax benefit of $833...       (1,359)       --           (1,359)       --
                                                               ---------     -------    -----------    ----------
               Net income (loss)..........................     $ (5,562)     $ 5,975     $  (4,551)     $ 12,494
                                                               ---------     -------    -----------    ----------
                                                               ---------     -------    -----------    ----------
Earnings per share:
     Income (loss) before extraordinary item..............     $  (0.20)     $  0.28     $   (0.17)     $   0.58
     Extraordinary item...................................        (0.07)       --            (0.07)       --
                                                               ---------     -------    -----------    ----------
               Net income (loss)..........................     $  (0.27)     $  0.28     $   (0.24)     $   0.58
                                                               ---------     -------    -----------    ----------
                                                               ---------     -------    -----------    ----------
Weighted average number of common shares outstanding......       20,356       21,708        19,320        21,701
                                                               ---------     -------    -----------    ----------
                                                               ---------     -------    -----------    ----------
Related party transactions included in the Consolidated
  Condensed Statements of Operations:
     Product sales........................................     $  2,130      $ 1,204     $   5,319      $  2,387
     Purchases of goods and services......................        1,366        1,248         4,576         4,096
     Royalties paid and accrued...........................        1,828        1,500         4,215         3,214
     Interest expense.....................................          204          299           758           732


       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW


                                                                                             NINE MONTHS ENDED
                                                                                      -------------------------------
                                                                                      MARCH 30, 1996    APRIL 1, 1995
                                                                                      --------------    -------------
                                                                                       (AS AMENDED)
                                                                                                (UNAUDITED)
                                                                                         (IN THOUSANDS OF DOLLARS)

Cash flows from operating activities:
     Net income (loss).............................................................      $ (4,551)         $ 12,494
     Non-cash items included in net income:
          Extraordinary item.......................................................         1,359             --
          Depreciation and amortization............................................         5,608             4,539
          Herman's bad debt loss...................................................        11,623             --
          Other....................................................................         2,192             1,636
          Change in deferred taxes.................................................        (7,198)            --
     Income taxes..................................................................        (2,772)           (1,300)
     Other changes in operating accounts...........................................       (77,865)          (63,915)
                                                                                         ---------         ---------
               Net cash used in operating activities...............................        71,604           (46,546)
Cash flows from investing activities:
     Purchases of property and equipment...........................................        13,240           (14,635)
     Increase in intangibles and other assets......................................           (78)           (9,350)
     Other, net....................................................................        (1,562)           (1,716)
                                                                                         ---------         ---------
               Net cash used in investing activities...............................        14,880           (25,701)
Cash flows from financing activities:
     Borrowings under revolving credit facility....................................       112,477            54,091
     Net proceeds from the sale of common stock and exercise of options............        51,712               537
     Purchase of Series A Warrant..................................................       (36,484)            --
     Proceeds from Bridge Loan and other debt......................................        38,500            20,000
     Dividends paid................................................................          (732)            --
     Payment of deferred financing fees............................................        (2,070)             (505)
     Repayments of debt............................................................       (76,291)           (2,196)
                                                                                         ---------         ---------
               Net cash provided by financing activities...........................        87,112            71,927
                                                                                         ---------         ---------
Net change in cash.................................................................           628              (320)
Cash at beginning period...........................................................           772             1,081
                                                                                         ---------         ---------
Cash at end of period..............................................................      $  1,400          $    761
                                                                                         ---------         ---------
                                                                                         ---------         ---------
Other changes in operating accounts:
     Accounts receivable...........................................................      $(43,438)         $(30,066)
     Inventories...................................................................       (14,330)          (40,930)
     Other current assets..........................................................       (12,180)           (4,774)
     Accounts payable and accrued liabilities......................................        (7,917)           11,855
                                                                                         ---------         ---------
                                                                                         $(77,685)         $(63,915)
                                                                                         ---------         ---------
                                                                                         ---------         ---------


       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     1. The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all the adjustments (all of which were of a normal recurring nature, except as noted below) necessary to present fairly the financial position of the Company as of March 30, 1996 as well as its results of operations and cash flows for the periods ended March 30, 1996 and April 1, 1995. The results of operations for the quarter and nine months ended March 30, 1996 reflect certain reserves (including adjustments) which were recorded in the fourth quarter of fiscal 1996 which related to the second and third quarters of fiscal 1996. Such reserves and adjustments reduced gross profit as originally reported by $7.3 million and $14.0 million, respectively, pretax income as originally reported by $7.7 million and $18.7 million, respectively, and net income as originally reported by $4.8 million and $11.5 million for the quarter and nine months ended March 30, 1996, respectively. Operating results for interim periods may not be indicative of results for the full fiscal year. The Consolidated Condensed Balance Sheet as of July 1, 1995 has been derived from the audited Consolidated Balance Sheet included in the Company's 10-K for the year then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995.


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

     5. On January 11, 1996, the Company amended its Bank Credit Agreement to increase amounts available under its revolving loan from $105 million to approximately $141 million ('Amended Bank Credit Agreement'). Amounts outstanding under the Amended Bank Credit Agreement bear interest at the bank's base rate plus .75% or at LIBOR plus 1.75%. Under certain conditions the interest rate payable on amounts outstanding under the Company's amended Bank Credit Agreement can be reduced to as low as LIBOR plus .50%


     On March 26, 1996, the Company entered into a $250 million Amended and Restated Credit Agreement with its existing banks (the '250 Million Credit Agreement'). The $250 Million Credit Agreement provides the Company with a $250 million revolving line of credit and replaced the Amended Bank Credit Agreement. Amounts outstanding under the $250 Million Credit Agreement bear interest at the Bank's base rate or at LIBOR plus .75%. The interest rate payable on outstanding indebtedness can be reduced as low as LIBOR plus .50% if the Company meets certain financial tests. Borrowing under the $250 Million Credit Agreement is secured by substantially all of the assets of the Company. The $250 Million Credit Agreement requires that the Company meet certain financial tests

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

and ratios including, (i) interest and lease coverage ratio, (ii) minimum adjusted net worth, (iii) maximum total debt to EBITDA ratio, (iv) minimum EBITDA and (v) maximum capital expenditures. The Company repaid amounts outstanding under the term loan portion of the Amended Bank Credit Agreement with amounts available under the $250 Million Credit Agreement on March 26, 1996.

     6. On April 26, 1996, Herman's Sporting Goods, Inc . ('Herman's') filed bankruptcy and on May 2, 1996 announced their liquidation. As a result, the Company recorded a special bad debt loss of $11.6 million ($7.2 million net of income tax benefit) in the third quarter of fiscal 1996 attributable to the write-off of uncollectible accounts receivable and the write-down in the value of Herman's common stock received as a distribution to creditors from Herman's original bankruptcy settlement. The special bad debt loss includes anticipated recoveries from the Company's credit insurance policy of approximately $4.6 million.

     7. In March 1996, in conjunction with the refinancing of the Company's bank credit agreement, the Company recorded a non-cash extraordinary charge of $1,359 (net of income tax benefits of $0.8 million) related to the write-off of deferred financing costs under the Amended Bank Credit Agreement.

     8. The Company's provision for income taxes differs from U.S. statutory income tax rates due to the impact of state income taxes in excess of 35%, non-deductible intangible amortization and foreign income taxes in excess of 35%, partially offset by certain tax credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)


                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               ---------------------    ---------------------
                                                               MARCH 30,    APRIL 1,    MARCH 30,    APRIL 1,
                                                                 1996         1995        1996         1995
                                                               ---------    --------    ---------    --------
                                                                      (AMOUNTS IN MILLIONS OF DOLLARS)

Net revenues................................................     $98.9       $ 74.8      $ 219.1      $168.8
Cost of goods sold..........................................      68.6         46.6        148.0       105.0
                                                                 -----      --------    ---------    --------
Gross profit................................................      30.2         28.3         71.1        63.8
     Percent to net revenue.................................      30.6%        37.8%        32.4%       37.8%
Selling, general and administrative expenses................      22.0         16.4         56.5        38.5
                                                                 -----      --------    ---------    --------
Income before special bad debt loss, interest and income
  taxes.....................................................       8.2         11.9         14.6        25.3
Special bad debt loss.......................................      11.6        --            11.6       --
Interest expense............................................       3.3          2.2          8.2         4.6
Provision for income taxes..................................      (2.5)         3.7        (2.0)         8.2
Extraordinary item..........................................       1.4        --             1.4       --
                                                                 ------     --------    ---------    --------
Net income (loss)...........................................     $(5.6)      $  6.0      $ (4.6)      $ 12.5
                                                                 ------     --------    ---------    --------
                                                                 ------     --------    ---------    --------



     Net revenues increased 32.1% to a record $98.9 million in the third quarter of fiscal 1996 from $74.8 million in the third quarter of fiscal 1995. The increase in net revenues reflects sales increases across all divisions. Speedo Division net revenues increased 24.5% to $50.7 million in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 primarily due to increases of 36.1% in men's swim, 89.6% in sportswear and Olympic merchandise and 47.0% in fitness swimwear. Retail Division net revenues increased 64.3% to $8.3 million. The Company had 100 stores open at the end of the third quarter of fiscal 1996. The Company has six stores under construction that are expected to open by June 30, 1996 for a total 106 stores. Designer Swimwear net revenues increased 21.8% to $30.0 million due to increased sales of the Catalina brand. White Stag/Skiwear Division net revenues increased 121% to $9.9 million in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 representing sales to Wal-Mart. Net revenues for the first nine months of fiscal 1996 increased 29.8% to $219.1 million from $168.8 million in the first nine months of fiscal 1995. The increase in net revenues for the nine months is attributable to an increase of 28.3% in Speedo Division net revenues to $115.2 million, an increase of 103.4% in Retail Division net revenues to $26.9 million, an increase of 23.2% in Designer Swimwear Division net revenues to $53.9 million and an increase in White Stag/Skiwear Division net revenues of 4.6% to $23.2 million.



     Gross profit for the third quarter of fiscal 1996 increased to $30.2 million from $28.3 million in the third quarter of fiscal 1995. Gross profit for the first nine months of fiscal 1996 increased to $71.1 million from the $63.8 million recorded in the first nine months of fiscal 1995. The increase in gross profit in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 primarily reflects the increased sales volume noted above, partially offset by the impact of certain inventory reserves (including adjustments) of $7.3 million and $14.0 million, respectively, that were recorded in fiscal 1996. Gross profit as a percentage of net revenues decreased to 30.6% in the third quarter of fiscal 1996 compared to 37.8% in the third quarter of fiscal 1995. Gross profit as a percentage of net revenues decreased to 32.4% for the first nine months of fiscal 1996 compared to 37.8% in the first nine months of fiscal 1995. The decrease in gross profit as a percentage of net revenues primarily reflects the impact of the reserves (including adjustments), as noted above, partially offset by a higher mix of Retail Division net revenues which generate a higher gross profit margin than the wholesale division.



     Selling, general and administrative expenses increased to $22.0 million (22.3% of net revenues) in the third quarter of fiscal 1996 from $16.4 million (21.9% of net revenues) in the third quarter of fiscal 1995. The increase in selling, general and administrative expenses for the third quarter of fiscal 1996 is primarily a result of an increase in advertising expenses of 46% to $5.2 million compared $3.2 million in the third quarter of fiscal 1995. Selling, general and administrative expenses increased to $56.5 million (25.8% of net revenues) in the first nine months of fiscal 1996 from $38.5 million (22.8% of net revenues) in the first nine months of fiscal 1995. The increase in selling, general and administrative expenses for the nine months reflects (i) certain reserves (including adjustments) primarily related to accounts receivable that were recorded in fiscal 1996, (ii) the higher advertising expenses noted above, (iii) higher sales volumes, (iv) higher depreciation and amortization expenses due to the increase in fixed assets associated with the roll out of the Retail Store Division and (v) the higher mix of Retail Division sales which require a higher level of selling and administrative expenses than the wholesale divisions.


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


     The provision (benefit) for income taxes in the third quarter of fiscal 1996 was $(2.5) million, an effective tax rate of 37.7% compared to $3.7 million in fiscal 1995, an effective tax rate of 38.2%. The provision (benefit) for income taxes for the first nine months of fiscal 1996 was $(2.0) million, an effective tax rate of 39.0% compared to $8.2 million, an effective tax rate of 39.7% for the first nine months of fiscal 1995. The Company's tax rate differs from the U.S. federal statutory tax rate of 35% due to the impact of state income taxes, foreign income taxes in excess of 35% and non-deductible intangible amortization partially offset by the tax credits.


     The extraordinary item of $1.4 million (net of income tax benefits of $0.8 million) reflects the non-cash write-off of deferred financing costs associated with the refinancing of the Company's previous bank credit agreement in March 1996.


     The net loss for the third quarter of fiscal 1996 was $(5.6) million compared to net income of $6.0 million in the third quarter of fiscal 1995. The net loss for the first nine months of fiscal 1996 was $(4.6) million compared to net income of $12.5 million in the first nine months of fiscal 1995. The decrease in net income for both the quarter and nine months reflects the special bad debt loss related to Herman's bankruptcy of $7.2 million (net of income tax benefits of $4.4 million), the effect of the reserves (including adjustments) of $18.7 million and the extraordinary item for early extinguishment of debt of $1.4 million partially offset by the income tax benefits reported of $7.2 million, all as noted above.


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


     Cash used in operating activities for the first nine months of fiscal 1996 was $(71.6) million compared to $(46.5) million for the first nine months of fiscal 1995. The increase in cash used in operating activities primarily reflects increased use of working capital, primarily in accounts payable and accrued liabilities reflecting the timing of trade payments compared to fiscal 1995. Seasonal inventory increases were lower than last year reflecting higher shipments and improved inventory control. Accounts receivable increased compared to last year reflecting the higher level of shipments in March 1996 compared to March 1995. Days sales outstanding improved to 100 days from 101 last year.


     The Company believes that amounts available under its existing credit agreement combined with cash flow to be generated from future operations will be sufficient for the operations of the Company including debt repayments, dividends and capital expenditures.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.


 3.1**          --  Restated Certificate of Incorporation of the Registrant.
 3.2**          --  By-Laws of the Registrant.
10.1*           --  Management  Stock Subscription Agreement dated May 11, 1990 among the Registrant and the Management
                    Participants listed therein.
10.2**          --  Amendment to Management Stock Subscription Agreement dated as of June 1, 1992 among the  Registrant and the Management Participants listed therein.
10.3*           --  Registration  Rights Agreement  dated as of  May 14, 1990  among the Registrant  and the Management
                    Participants listed therein.
10.4**          --  Amendment to Registration Rights Agreement dated as  of June 1, 1992 among the Registrant,  Warnaco
                    Inc., Pentland Ventures Ltd. and the Management Participants listed therein.
10.5*           --  Series  A Warrant for 633,200 shares of Class A Common Stock of the Registrant (1,809,179 shares of
                    Class A Common  Stock as  adjusted for  the 2.8572-for-1 stock  split) issued  to General  Electric
                    Capital Corporation.
10.6**          --  Amendment  to Series A Warrant dated as of June 1, 1992 between the Registrant and General Electric
                    Capital Corporation.
10.7*`D'        --  License Agreement dated May 10, 1990 among Speedo International Limited, Speedo International B.V.,
                    Warnaco Inc. and Warnaco International Inc. and related assignments to Authentic Fitness  Products,
                    Inc. (formerly S Acquisition Corp.) (United States, its territories and possessions, and Canada).
10.8*`D'        --  License  Agreement dated May  10, 1990 among Speedo  Knitting Mills Pty.  Limited, Warnaco Inc. and
                    Warnaco International Inc. and related assignments to Authentic Fitness Products, Inc. (formerly  S
                    Acquisition Corp.) (Mexico and the Caribbean Islands).
10.9*           --  Buying Agency Agreement dated as of May 14, 1990 among Authentic Fitness Products, Inc. (formerly S
                    Acquisition  Corp.),  171173 Canada  Inc., Asco  International Sourcing  Limited and  Soaring Force
                    Limited.
10.10*          --  Amendment to Buying Agency  Agreement dated as  of June 1, 1992  among Authentic Fitness  Products,
                    Inc.  (formerly S Acquisition Corp.),  171173 Canada Inc., Asco  International Sourcing Limited and
                    Soaring Force Limited.
10.11**         --  Employment Agreement ('Employment Agreement') dated as of  July 2, 1992 between the Registrant  and
                    Linda J. Wachner.
10.12***        --  First Amendment to Employment Agreement.
10.13*          --  Incentive Compensation Plan.
10.14*          --  1990 Key Management Stock Option Plan.
10.15****       --  1992 Long-Term Stock Incentive Plan.
10.16*****      --  1993 Stock Option Plan for Non-Employee Directors.
10.17*          --  Form of Indemnification Agreements between the Registrant and its directors and executive officers.
10.18           --  $250,000,000  Amended  and  Restated Credit  Agreement  dated as  of  March 26,  1996  (the 'Credit
                    Agreement') among Authentic Fitness Products, Inc.,  as Borrower and Authentic Fitness  Corporation
                    and  the Financial Institutions named herein, as Lenders,  and The Bank of Nova Scotia and Citicorp
                    USA, Inc., as Agents,  and The Bank of  Nova Scotia, as Administrative  Agent, Paying Agent,  Swing
                    Line  Bank, and Fronting Bank, and Citicorp USA,  Inc., as Documentation Agent and Collateral Agent
                    and Chemical Bank, Societe Generale and The Bank of New York as Co-Agents.
11.1            --  Calculation of Income (Loss) per common share.
21.1*****       --  Subsidiaries of the Registrant.
23.1****        --  Consent of Ernst & Young LLP.
28.1**          --  Amended and Restated Stockholders Agreement dated as of June 1, 1992 among the Registrant, Pentland
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

                                           AUTHENTIC FITNESS CORPORATION


Date: February 18, 1997                                       By:     /s/ WALLIS H. BROOKS
                                                                 ...............................
                                                                          WALLIS H. BROOKS
                                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER,
                                                         PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

                             STATEMENT OF DIFFERENCES


      The cent symbol shall be expressed as   ......................[c]
      The dagger symbol shall be expressed as ......................'D'