Form 10-K/A
period 1996-07-06
AUTHENTIC FITNESS CORP
filed 1997-02-18
CIK 887538

________________________________________________________________________________
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K /A
                               (AMENDMENT NO. 2)

(Mark One)

       X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    -------      THE SECURITIES EXCHANGE ACT OF 1934
                 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED JULY 6, 1996

                                        OR

    -------      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM _____________ TO _______________

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

________________________________________________________________________________
________________________________________________________________________________

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

AUTHENTIC FITNESS'r' RETAIL STORES DIVISION

     Authentic Fitness'r' retail stores are designed to appeal to participants in water and land-based fitness activities, and to offer a complete line of Speedo'r' and Speedo'r' Authentic Fitness'r' products that sell throughout the year. The stores are a model for innovative retailing of the Company's products and a proving ground for new products and marketing and merchandising techniques. In November 1992 the Company opened its first Speedo'r' Authentic Fitness'r' retail store in Los Angeles; since then the Company has opened 113 additional stores (through September 1996) in major metropolitan areas of the United States and Canada to bring the total number of stores open to 114. During fiscal 1996 the Company opened 37 new Authentic Fitness retail stores. The average capital expenditure for each new store was approximately $200,000 and each new store employs approximately 5 full and part-time employees. The stores have achieved annualized gross revenues in excess of $435 per square foot. Same store sales for the 1996 fiscal year increased 6.9% over fiscal 1995. The Company believes that the success of the retail stores to date evidences substantial consumer interest in new innovative channels of distribution for fitness apparel. The Company expects to open 200 additional stores over the next six years.

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

     The Company's White Stag'r' products are developed and designed by the Company's merchandise and design group and are manufactured both in the Company's manufacturing facilities and sourced from domestic and international suppliers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their ages and their positions are set forth below.

                       NAME                           AGE                        POSITION
                       ----                           ---                        --------

Linda J. Wachner...................................   50    Director, Chairman of the Board and Chief Executive
                                                              Officer

Susan Guensch......................................   36    President Speedo'r' Division

Nicolette Sohl.....................................   46    Senior Vice President and Chief Financial Officer

William W. Chan....................................   47    Vice President and Secretary

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

PERIOD                                                                               HIGH(1)    LOW(1)
------                                                                               -------    ------
Fiscal 1994:
     First quarter................................................................     14 1/16    8 5/8
     Second quarter...............................................................     16        12 1/2
     Third quarter................................................................     14        10 7/8
     Fourth quarter...............................................................     16        12 5/8

Fiscal 1995:
     First quarter................................................................     15 3/4    13
     Second quarter...............................................................     15 5/8    12
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

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   FISCAL YEAR ENDED
                                              ------------------------------------------------------------
                                              JUNE 28,     JULY 3,      JULY 2,      JULY 1,      JULY 6,
                                                1992         1993         1994         1995         1996
                                              --------     --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:
Net revenues..............................   $101,497      $132,944     $178,567     $266,133     $309,609
Gross profit..............................     38,402        47,419       63,710       97,696       75,398
Selling, general and administrative
  expenses................................     18,519        25,168       32,902       52,578       91,723
Non-recurring items.......................      7,220(a)      --           5,658(b)     --           --
Herman's special bad debt loss............      --            --           --           --          11,642(c)
Merger termination costs..................      --            --           --           --           2,000(c)
Depreciation and amortization.............      2,735         2,778        4,338        6,549       15,462
                                              --------     --------     --------     --------     --------
Income (loss) before interest and income
  taxes...................................      9,928        19,473       20,812       38,569      (45,429)
Interest expense..........................      9,624         4,253        4,400        6,977       11,547
                                              --------     --------     --------     --------     --------
Income (loss) before income taxes.........        304        15,220       16,412       31,592      (56,976)
Income taxes (benefit)....................        769         5,444        6,831       12,118      (17,623)
                                              --------     --------     --------     --------     --------
Income (loss) before extraordinary
  items...................................       (465)        9,776        9,581       19,474      (39,353)
Extraordinary items.......................     (3,892)(d)     --          (1,591)(e)    --          (1,497)(f)
                                              --------     --------     --------     --------     --------
Net income (loss).........................    $(4,357)     $  9,776     $  7,990     $ 19,474     $(40,850)
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Income (loss) per share:
Income (loss) per share before
  extraordinary items.....................    $ (0.04)     $   0.56     $  (0.49)    $   0.90     $  (2.00)
Extraordinary items.......................      (0.34)(d)     --           (0.08)(e)    --           (0.08)(f)
                                              --------     --------     --------     --------     --------
Net income (loss) per share...............    $ (0.38)     $   0.56     $  (0.41)    $   0.90     $  (2.08)
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Dividends declared per common share.......    $ --         $  --        $  --        $  --        $   0.05
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Weighted average number of shares of
  common stock outstanding................     11,494        17,488       19,724       21,712     19,607(g)
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Divisional summary:
  Net revenues:
    Speedo'r'.............................    $87,354      $102,898     $113,138     $143,991     $161,920
    Designer Swimwear.....................      --            --          28,739       68,572       80,695
    Authentic Fitness'r' Retail...........      --              426        4,620       20,418       38,135
    White Stag'r'/Skiwear.................     14,143        29,620       32,070       33,152       28,859
                                             --------      --------     --------     --------     --------
                                             $101,497      $132,944     $178,567     $266,133     $309,609
                                             ---------     --------     --------     --------     --------
                                             ---------     --------     --------     --------     --------
Percentage of net revenues:
    Speedo'r'.............................       86.1%         77.4%        63.3%        54.1%        52.3%
    Designer Swimwear.....................      --            --            16.1         25.8         26.1
    Authentic Fitness% Retail.............      --              0.3          2.6          7.7         12.3
    White Stag'r'/Skiwear.................       13.9          22.3         18.0         12.4          9.3
                                              --------     --------     --------     --------     --------
                                                100.0%        100.0%       100.0%       100.0%       100.0%
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
BALANCE SHEET DATA:
    Working Capital.......................    $20,685      $ 27,370     $ 54,580     $ 66,051     $ 50,373
    Total assets..........................    137,073       118,122      197,602      278,239      281,466
    Long-term debt (excluding current
      maturities).........................     26,000        21,500       19,191       32,446       49,432
    Stockholders' equity..................     47,764        56,978      121,690      141,908      116,723

------------------
 (a) Includes $6.7 million of non-recurring compensation expense paid upon the closing of the Company's initial public offering and $0.5 million of accrued costs associated with the relocation of two Canadian facilities.

 (b) Non-recurring expenses include bonuses paid to senior executives in connection with the acquisition of Catalina/Cole (See Note 2 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations) and the disposition of certain assets of $2.8 million, expenses and bonus related to the modifications and extension of the

                                              (footnotes continued on next page)

(footnotes continued from previous page)
     Chairman's employment agreement of $1.2 million and the write-off of certain new product development and retail division start-up costs of $1.7 million.

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

                            STATEMENT OF OPERATIONS
                                (SELECTED DATA)

                                                                             FISCAL YEAR ENDED
                                                     -----------------------------------------------------------------
                                                     JULY 2,    % OF NET    JULY 1,    % OF NET    JULY 6,    % OF NET
                                                      1994      REVENUES     1995      REVENUES     1996      REVENUES
                                                     -------    --------    -------    --------    -------    --------
                                                                               (IN MILLIONS)
Net revenues......................................   $ 178.6     100.0%     $ 266.1     100.0%     $ 309.6     100.0%
Gross profit -- as adjusted for items below.......      63.7      35.7%        97.7      36.7%        97.3     31.4 %
Selling, administrative and general expenses -- as
  adjusted for items below........................      32.9      18.4%        52.6      19.8%        83.6      27.0%
Depreciation and amortization.....................       4.4                    6.5                    7.3
Income before extraordinary items -- as adjusted
  for items below.................................      13.2                   19.4                    2.2
Other items:
Non-recurring items...............................       5.6                  --                     --
Herman's bad debt loss............................     --                     --                      11.6
Merger costs......................................     --                     --                       2.0
Exit costs related to skiwear.....................     --                     --                      15.5
Exit costs related to Outlet Stores...............     --                     --                      12.4
Inventory, accounts receivable and other
  reserves........................................     --                     --                      18.7
Net income loss...................................   $   8.0                $  19.4                $ (40.8)
                                                     -------                -------                -------
                                                     -------                -------                -------

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

     Selling, general and administrative expenses for fiscal 1996 increased to $91.7 million (29.6% of net revenues) from $52.6 million (19.7% of net revenues) in fiscal 1995. The increase in selling, general and administrative expenses for fiscal 1996 includes $8.1 million related to the decision to exit the skiwear and outlet store businesses and the impact of the accounts receivable and other allowances recorded by the Company in fiscal 1996. Selling, general and administrative expenses before the impact of these items for fiscal 1996 was $83.6 million (27.0% of net revenue). The increase in selling, general and administrative expenses in 1996 compared to fiscal 1995 reflects higher variable expenses related to the higher sales volume, primarily from the Authentic Fitness'r' Retail Division and an increase of over $6 million in marketing expenses leading to the 1996 Olympics in Atlanta and the Inner City Games. The increase in selling, general and administrative expenses as a percentage of net revenues reflects higher Authentic Fitness'r' Retail Division sales which require a higher level of selling expenses than the wholesale divisions, increased marketing expenses as noted above and excess distribution costs due to shipping inefficiencies in the fourth quarter.

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

     Income (loss) before interest and income taxes was $(45.4) million in fiscal 1996 compared to $38.6 million in fiscal 1995. The decrease in income before interest and income taxes reflects the (i) impact of Herman's bad debt loss, (ii) terminated merger costs, (iii) write-off of certain intangible assets associated with the decision to exit the skiwear and outlet store businesses,
(iv) increased selling, general and administrative expenses mainly due to the decision to exit the skiwear and outlet store businesses and increases in accounts receivable and other allowances, and (v) lower gross profit due primarily to the decision to exit the skiwear and outlet store businesses, incremental inventory reserves and the severe disruption of the Company's markets caused by the Herman's bankruptcy, all as noted above.

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

CAPITAL RESOURCES AND LIQUIDITY

     On September 6, 1996, the Company entered into a $200 million Credit Agreement (the '$200 Million Credit Agreement'), with GE Capital, The Bank of Nova Scotia, Societe Generale and Bank of

California, which replaced the Company's previous $250 million Credit Agreement. The decrease in the total amount of the Credit Agreement reflects the Company's intent not to exercise their option to repurchase the remaining portion of the Series A Warrant from GE Capital representing 1.8 million shares at $24 per share. The option expires in March 1997. The $200 Million Credit Agreement is for a term of five years and provides for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility (the 'Revolving Loan') in the amount of $150 million. Borrowing under the $200 Million Credit Agreement accrues interest at the lenders base rate or at LIBOR plus 1.5%. The rate of interest payable on outstanding borrowing will be automatically reduced after June 30, 1997 to as low as LIBOR plus .75%, as the Company's EBITDA to Debt ratio improves to prior year levels. In addition the agreement allows the Company to repurchase up to $10 million of its own Common Stock after March 31, 1997, under certain conditions.

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

     Cash used in operating activities was $40.2 million, $15.8 million and $6.8 million in fiscal 1996, 1995 and 1994, respectively. The increase in cash used in operating activities for fiscal 1996 compared to fiscal 1995 of $24.5 million reflects the decrease in net income of approximately $60 million, income taxes payable of $5.7 million and the net effect of other non-cash items of $2.5 million, partially offset by an improvement in overall working capital usage of $43.7 million. Accounts receivable usage decreased $16.2 million in fiscal 1996 compared to fiscal 1995. Total inventory decreased by $8.2 million, an improvement of $42.8 million from fiscal 1995. The decrease in inventory for fiscal 1996 primarily reflects the Company's decision to exit the skiwear and outlet store businesses. The increase in cash used in operating activities for fiscal 1995 compared to fiscal 1994 reflects increases in working capital, primarily inventory and accounts receivable partially offset by increased net income. The increase in inventory was to provide core basic inventory, raw materials and work in process for the Retail Stores and Designer Swimwear businesses, which accounted for approximately $21 million in additional inventory that was not required in previous years. Speedo inventory increased by $13 million to support expected growth in fiscal 1996, an Olympic year. Accounts receivable increased due to increased sales volume in the month of June, where sales increased 61.6% over June 1994. Days sales outstanding decreased by 16 days to 70 days at 1995 fiscal year end compared to 86 days at 1994 fiscal year end.

     Cash used  in investing  activities was  $16.4 million,  $31.3 million  and
$48.3 million for fiscal 1996, 1995 and 1994, respectively. Cash used in investing activities in fiscal 1996 reflects capital expenditures and increases in other assets, primarily related to the expansion of the Company's Authentic Fitness Retail Stores. Cash used in investing activities for fiscal 1995 includes $19.2 million of capital expenditures, primarily reflecting the expansion of the Company's Authentic Fitness Retail Stores and enhancements to the Company's computer systems to support growth in the Company's business. Fiscal 1995 also reflects the purchase of certain intangible assets for approximately $6.5 million (see Note 12 of Notes to Consolidated Financial Statements) and the payment of $2.2 million of acquisition accruals from the Catalina/Cole Acquisition. Cash used in investing activities for fiscal 1994 includes $30.0 million related to the purchase of Catalina/Cole from Taren Holdings, Inc. and $13.9 million of capital expenditures primarily related to the expansion of the Company's retail stores and enhancements to the Company's computer systems in fiscal 1994.

     Cash provided by financing activities was $57.4 million, $46.8 million and $56.1 million for fiscal 1996, 1995 and 1994, respectively. In fiscal 1996 and 1994 sales of the Company's common stock in underwritten public offerings resulted in $50.8 million and $57.1 million, respectively, of cash flow from financing activities. In fiscal 1996 the Company purchased one-half of the Series A Warrant from GE Capital, the funds for which were provided by an increase in long term debt. In addition, the Company repaid certain debt obligations by borrowing amounts available under its revolving credit agreement. In fiscal 1995 cash flow from financing activities primarily reflected an increase in the Company's total debt of approximately $51.4 million.

     The Company's Revolving Loan balance was approximately $84 million as of September 30, 1996. The Company's Term Loan balance was $50 million as of September 30, 1996.

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

                                                                         THREE MONTHS ENDED ON
                                          ------------------------------------------------------------------------------------
                                                                             (IN MILLIONS)
                                          OCT 2,    JAN 1,    APRIL 1,    JULY 1,    OCT 1,    DEC 31,    MARCH 31,    JULY 6,
                                           1994      1995       1995       1995       1995      1995        1996        1996
                                          ------    ------    --------    -------    ------    -------    ---------    -------
Net revenue............................   $37.6     $56.3      $74.8      $97.4     $42.9      $77.3       $98.9       $90.5

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

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' ('FAS 121'), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt FAS 121 effective with its 1997 fiscal year. The Company does not believe that the adoption of FAS 121 will have a material impact on the Company.

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

10.6**       Amendment  to Series A Warrant dated  as of June 1, 1992  between the registrant and General
             Electric Capital Corporation.
10.7*`D'     License  Agreement  dated  May   10,  1990  among   Speedo  International  Limited,   Speedo
             International  B.V., Warnaco Inc. and Warnaco  International Inc. and related assignments to
             Authentic Fitness  Products,  Inc.  (formerly  S  Acquisition  Corp.)  (United  States,  its territories and possessions, and Canada).
10.8*`D'     License  Agreement dated May 10, 1990 among Speedo Knitting Mills Pty. Limited, Warnaco Inc.
             and Warnaco International Inc. and related  assignments to Authentic Fitness Products,  Inc.
             (formerly S Acquisition Corp.) (Mexico and the Caribbean Islands).
10.9*        Buying  Agency Agreement  dated as of  May 14,  1990 among Authentic  Fitness Products, Inc.
             (formerly S Acquisition Corp.), 171173 Canada Inc., Asco International Sourcing Limited  and
             Soaring Force Limited.
10.10*       Amendment  to  Buying Agency  Agreement dated  as of  June 1,  1992 among  Authentic Fitness
             Products, Inc.  (formerly  S Acquisition  Corp.),  171173 Canada  Inc.,  Asco  International
             Sourcing Limited and Soaring Force Limited.
10.11**      Employment  Agreement  ('Employment  Agreement')  dated  as  of  July  2,  1992  between the registrant and Linda J. Wachner.
10.12***     First Amendment to Employment Agreement.
10.13*       Incentive Compensation Plan.
10.14*       1990 Key Management Stock Option Plan.
10.15******  1992 Long Term Stock Incentive Plan.
10.16*****   1993 Stock Option Plan for Non-Employee Directors.
10.17*       Form of Indemnification Agreements  between the Registrant and  its directors and  executive officers.
10.18        $200,000,000  Credit  Agreement  Dated  as  of September  6,  1996  among  Authentic Fitness
             Products, Inc., as Borrower, and Authentic Fitness  Corporation and The Bank of Nova  Scotia
             and  General  Electric  Capital Corporation  as  Agents, and  The  Bank of  Nova  Scotia, as
             Administrative Agent,  Swing Line  Bank  and Fronting  Bank,  and General  Electric  Capital
             Corporation as Documentation Agent and Collateral Agent.
11.1         Calculation of Income (Loss) per common share.
21.1*****    Subsidiaries of the registrant.
23.1         Consent of Ernst & Young LLP.
27.1         Financial Data Schedule
28.1**       Amended  and Restated Stockholders Agreement dated as  of June 1, 1992 among the registrant,
             Pentland  Ventures  Ltd.,  General  Electric  Capital  Corporation,  Warnaco  Inc.  and  the
             Management Participants listed therein.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of February, 1997.

                                          AUTHENTIC FITNESS CORPORATION

                                          By:        /S/ WALLIS H. BROOKS
                                              __________________________________
                                                      Wallis H. Brooks
                                              Senior Vice President and Chief
                                                      Financial Officer
                                             Principal Financial and Accounting
                                                           Officer

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

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                 FOR THE FISCAL YEARS ENDED
                                                                             ----------------------------------
                                                                             JULY 2,      JULY 1,      JULY 6,
                                                                               1994         1995         1996
                                                                             --------     --------     --------
Net revenues..............................................................   $178,567     $266,133     $309,609
Cost of goods sold........................................................    114,857      168,437      234,211
                                                                             --------     --------     --------
Gross profit..............................................................     63,710       97,696       75,398
Selling, general and administrative expenses..............................     32,902       52,578       91,723
Non-recurring items.......................................................      5,658        --           --
Herman's special bad debt loss............................................      --           --          11,642
Merger termination costs..................................................      --           --           2,000
Depreciation and amortization.............................................      4,338        6,549       15,462
                                                                             --------     --------     --------
Income (loss) before interest and income taxes............................     20,812       38,569      (45,429)
Interest expense..........................................................      4,400        6,977       11,547
                                                                             --------     --------     --------
Income (loss) before income taxes.........................................     16,412       31,592      (56,976)
Provision (benefit) for income taxes......................................      6,831       12,118      (17,623)
                                                                             --------     --------     --------
Income (loss) before extraordinary items..................................      9,581       19,474      (39,353)
Extraordinary items, net of income tax benefits of $926 -- 1994 and
  $705 -- 1996............................................................     (1,591)       --          (1,497)
                                                                             --------     --------     --------
Net income (loss).........................................................   $  7,990     $ 19,474     $(40,850)
                                                                             --------     --------     --------
                                                                             --------     --------     --------
Net income (loss) per share:
     Income (loss) before extraordinary items.............................      $0.49        $0.90       $(2.00)
     Extraordinary items..................................................      (0.08)       --           (0.08)
                                                                             --------     --------     --------
Net income (loss).........................................................      $0.41        $0.90       $(2.08)
                                                                             --------     --------     --------
                                                                             --------     --------     --------
Weighted average number of shares of common stock
  outstanding............................................................. 19,723,812   21,711,629   19,607,410
                                                                           ----------   ----------   ----------
                                                                           ----------   ----------   ----------
Related party transactions included in the Consolidated Statements of
  Operations
Product sales.............................................................   $  5,432     $  8,921     $  5,553
Purchases of goods and services...........................................      4,942        3,066        4,284
Royalty expense...........................................................      4,148        4,883        6,177
Interest expense..........................................................      3,603          807          928
Rent expense..............................................................        653          880          979

                            See accompanying notes.

                         AUTHENTIC FITNESS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                              SHARES OF           ADDITIONAL  CUMULATIVE   RETAINED       TOTAL
                                COMMON    COMMON   PAID IN    TRANSLATION  EARNINGS   STOCKHOLDERS'
                                STOCK     STOCK    CAPITAL    ADJUSTMENT   (DEFICIT)     EQUITY
                              ----------  ------  ----------  -----------  ---------  -------------

Balance at July 3, 1993:....  13,660,284  $ 14    $  54,244   $    (368)   $   3,088  $     56,978
Sale of common stock, net of
  expenses of $5,142........   4,000,000     4       57,104                                 57,108
Exercise of options.........      18,000   --           211                                    211
Management options, net of
  income tax benefits of
  $513......................      46,154   --          (188)                                  (188)
Change in cumulative
  translation adjustment....                                       (409)                      (409)
Net income..................                                                   7,990         7,990
                              ----------  ------  ----------  -----------  ---------  -------------
Balance at July 2, 1994.....  17,724,438    18      111,371        (777)      11,078       121,690
Exercise of options.........      64,666   --           707                                    707
Change in cumulative
  translation adjustment....                                         37                         37
Net income..................                                                  19,474        19,474
                              ----------  ------  ----------  -----------  ---------  -------------
Balance at July 1, 1995.....  17,789,104    18      112,078        (740)      30,552       141,908
Exercise of options.........     235,617   --         2,291                                  2,291
Sale of common stock, net of
  expenses of $3,258........   2,500,000     3       50,802                                 50,805
Repurchase of portion of
  Series A Warrant..........      --       --        (5,932)                 (30,552)      (36,484)
Dividends...................                                                    (964)         (964)
Change in cumulative
  translation adjustment....                                         17                         17
Net loss....................                                                 (40,850)      (40,850)
                              ----------  ------  ----------  -----------  ---------  -------------
Balance at July 6, 1996.....  20,524,721  $ 21    $ 159,239   $    (723)   $ (41,814) $    116,723
                              ----------  ------  ----------  -----------  ---------  -------------
                              ----------  ------  ----------  -----------  ---------  -------------

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

     Depreciation:   Depreciation   of   property,   equipment   and   leasehold
improvements (including capital leases) is provided using the straight-line method over the assets' estimated useful lives, ranging from 5 to 20 years.

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

     Revenue Recognition: The Company recognizes revenue when goods are shipped or sold to customers. Sales returns and allowances are provided for at the time of sale.

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

     The Company subsequently sold certain assets relating to the private label men's and women's sportswear manufacturer acquired from Taren ('the Colonial Division') and certain other assets. Net proceeds from the sale of the assets were approximately $12.7 million and have been recorded as a decrease in the net purchase price of the Catalina/Cole assets. The acquisition was accounted for under

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 - ACQUISITION (CONTINUED)
the purchase method of accounting, accordingly, the accompanying financial statements include the results of operations for Catalina/Cole, excluding the Colonial Division, commencing October 7, 1993. The excess of cost over net assets acquired was $18.1 million.

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
                                                                               -----
                                                                               -----

3 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                                           JULY 1,    JULY 6,
                                                                            1995       1996
                                                                           -------    -------
Raw materials and work in process.......................................   $19,045    $18,817
Finished goods..........................................................    53,958     45,960
                                                                           -------    -------
                                                                           $73,003    $64,777
                                                                           -------    -------
                                                                           -------    -------

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

     The Term Loan is payable in nine semi-annual installments commencing on June 30, 1997 and a final installment of $7,500,000 due on September 1, 2001. The current portion of the Term Loan as of July 6, 1996 is $2,500,000. The Company has classified $47,500,000 as long term at July 6, 1996, consistent with the terms of the Company's $200 Million Credit Agreement.

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

     The Company has classified $47,500,000 of the $250 Million Credit Agreement as long term at July 6, 1996, consistent with the terms of the Company's $200 Million Credit Agreement. Maturities of the

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 - DEBT (CONTINUED)
term loan at September 30, 1996 after giving effect to the $200 Million Credit Agreement are as follows (in thousands):

FISCAL YEAR                                                                         AMOUNT
-----------                                                                         -------
    1997 ........................................................................   $ 2,500
    1998 ........................................................................     6,250
    1999 ........................................................................     8,750
    2000 ........................................................................    11,250
    2001 ........................................................................    13,750
  Thereafter.....................................................................     7,500

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

     The 1992 Long Term Incentive Plan (the 'Stock Plan') was adopted by the Board of Directors on May 7, 1992. In November 1994, the stockholders approved an amendment to the Stock Plan whereby the number of options available for grant under the Stock Plan increases by an amount equal to 3% of the outstanding shares of common stock of the Company on the first day of each fiscal year. As a result, 622,636 options were available for grant under the Stock Plan as of July 7, 1996.

     Options issued, canceled, exercised and outstanding under the Stock Plan at July 6, 1996 are summarized below:

                          NUMBER                                                EXERCISE    EXPIRATION    EXERCISABLE AT
    ISSUE DATE(a)         ISSUED       CANCELLED    EXERCISED    OUTSTANDING     PRICE         DATE        JULY 1, 1995
----------------------   ---------     ---------    ---------    -----------    --------    ----------    --------------
7/2/1992..............     100,000        --         100,000         --          $ 7.00       7/2/2002        --
8/14/1992.............     400,000       44,000      119,332        236,668      $ 8.00      8/14/2002        236,668
11/19/1992............      50,000       50,000        --            --          $11.00     11/19/2002        --
5/20/1993.............      90,000       70,000       20,000         --          $11.75      5/10/2003        --
8/19/1993.............     324,000(b)    20,014       23,986        280,000      $10.88      8/19/2003        253,333
9/9/1993..............     100,000        --           --           100,000      $11.25       9/9/2003         66,667
11/10/1993............      30,000        --           --            30,000      $15.13     11/10/2003         20,000
1/7/1994..............      30,000        --           --            30,000      $13.88       1/7/2004         20,000
8/16/1994.............     615,000(c)    40,017       19,983        555,000      $15.25      8/16/2004        361,666
11/10/1994............      20,000        --           3,333         16,667      $14.50     11/10/2004          5,556
12/22/1994............       8,000        --           --             8,000      $13.75     12/22/2004          2,667
2/23/1995.............      90,000        --          23,316         66,684      $14.25      2/23/2005         22,228
5/11/1995.............      85,000       16,667        8,333         60,000      $15.50      5/11/2005         20,000
8/11/1995.............   1,085,000(d)    35,000        --         1,050,000      $20.88      8/11/2005        500,000
3/11/1996.............      50,000        --           --            50,000      $28.38      3/11/2006        --
5/8/1996..............      50,000        --           --            50,000      $19.75       5/8/2006        --

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

     Future minimum lease payments, required under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

FISCAL YEAR                                                        TOTAL
---------------------------------------------------------------   -------
     1997......................................................   $ 7,687
     1998......................................................     7,411
     1999......................................................     6,633
     2000......................................................     6,529
     2001......................................................     6,533
     Thereafter................................................    23,870

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

     In connection with the Proposed Merger the Company engaged an investment banking firm to evaluate and advise the Company with respect to the Proposed Merger. The investment banking firm

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 - COMMITMENTS AND CONTINGENCIES (CONTINUED) was entitled to receive certain fees for its services a portion of which were payable upon the completion of certain documents and a portion of which became payable upon the consumation of the Proposed Merger. In certain circumstances the Company may be required to pay fees to the investment banking firm of $750,000. Management does not expect this liability to arise.

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

12 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

13 - BENEFIT PLAN

     The Company has a 401(k) defined contribution profit sharing plan ('Plan') which covers all eligible, non-union domestic employees of the Company. The Company contributes amounts equal to 15% of employee contributions on a maximum of 6% of employees' eligible compensation. Company contributions to the Plan were approximately $39,000, $64,000 and $114,000 for the years ended July 2, 1994, July 1, 1995 and July 6, 1996, respectively.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 - INCOME TAXES

     The components of deferred taxes and liabilities as of July 1, 1995 and July 6, 1996 are as follows (in thousands):

                                                                                     JULY 1,    JULY 6,
                                                                                      1995       1996
                                                                                     -------    -------
Deferred tax assets (and valuation allowances):
Inventory and accounts receivable reserves........................................   $ 1,591    $ 5,891
Amortization of trademarks and licenses...........................................     3,095      4,554
Tax credit carryforwards, primarily foreign tax credits...........................       684      1,374
Net operating loss carryforward...................................................     --         5,205
Other deferred tax assets.........................................................       750      1,776
Valuation allowances..............................................................    (2,047)    (5,873)
                                                                                     -------    -------
     Deferred tax assets -- net...................................................     4,073     12,907
Deferred tax liabilities:
Tax over book depreciation........................................................      (695)    (3,216)
Acquisition related accruals......................................................    (2,391)    (2,391)
Goodwill deductions in excess of book deductions..................................    (3,561)    (2,513)
Software development costs........................................................    (1,966)    (2,054)
Pre-opening costs.................................................................      (915)      (970)
Pre-paid costs....................................................................     --        (1,128)
Other deferred tax liabilities....................................................    (1,973)    (1,055)
                                                                                     -------    -------
     Deferred tax liabilities.....................................................   (11,501)   (13,329)
                                                                                     -------    -------
     Net deferred tax liability...................................................   $(7,428)   $  (420)
                                                                                     -------    -------
                                                                                     -------    -------

     Valuation allowances are recorded to account for uncertainties related to the ultimate realization of net operating loss, capital loss, contribution and foreign tax credit carryforwards and the ultimate realization of tax deductions for intangible amortization. The valuation allowance (decreased) increased $(394,000) and $3,826,000 for the fiscal years ended July 1, 1995 and July 6, 1996, respectively.

     The provision (benefit) for income taxes included in the Consolidated Statements of Operations amounts to (in thousands):

                                                                               FOR THE YEARS ENDED
                                                                          ------------------------------
                                                                          JULY 2,    JULY 1,    JULY 6,
                                                                           1994       1995        1996
                                                                          -------    -------    --------
Current:
     U.S. Federal......................................................   $ 1,637    $ 8,110    $ (9,995)
     State.............................................................       121      1,739      (1,227)
     Foreign...........................................................        52        730         (99)
                                                                          -------    -------    --------
                                                                            1,810     10,579     (11,321)
Deferred:
     U.S. Federal......................................................     4,282      1,285      (6,483)
     State.............................................................       511        311        (632)
     Foreign...........................................................       228        (57)        108
                                                                          -------    -------    --------
                                                                            5,021      1,539      (7,007)
                                                                          -------    -------    --------
          Total........................................................   $ 6,831    $12,118    $(18,328)
                                                                          -------    -------    --------
                                                                          -------    -------    --------

     As of July 6, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $3,522,000 and net operating loss carryforwards for state income tax purposes of $11,779,000, respectively, which expire in 2011. In addition, the Company has capital loss and contribution

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 - INCOME TAXES (CONTINUED)
carryforwards of $1,300,000 and $1,850,000, respectively which expire in 2001. The Company has tax credit carryforwards for foreign taxes and alternative minimum tax and reserve credits for federal purposes.

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

     Due to early extinguishment of debt the Company wrote off the deferred financing costs of $2,202,000 related to the Company's credit facility in March 1996. The extraordinary item of $1,497,000, net of income tax benefits of $705,000 was recorded in the third quarter of fiscal 1996.

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

     The carrying amounts and fair value of the Company's financial instruments are as follows (in thousands):

                                                               JULY 1, 1995            JULY 6, 1996
                                                            -------------------    --------------------
                                                            CARRYING     FAIR      CARRYING      FAIR
                                                             AMOUNT      VALUE      AMOUNT      VALUE
                                                            --------    -------    --------    --------
Revolving loan...........................................    $36,787    $36,787    $118,017    $118,017
Term loan................................................     38,500     38,500       --          --
Interest rate collar.....................................        110       (535)         50        (175)
Letters of credit........................................      2,835      2,835       1,123       1,123

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summarizes the unaudited quarterly financial results of the Company for the fiscal years ended July 1, 1995 (in thousands except share data):

                                                      FIRST     SECOND      THIRD     FOURTH
             YEAR ENDED JULY 1, 1995                   QTR        QTR        QTR        QTR
             -----------------------                 -------    -------    -------    -------
Net revenues......................................   $37,598    $56,319    $74,848    $97,368
Gross profit......................................    13,561     21,948     28,263     33,924
Net income........................................   $ 2,065    $ 4,454    $ 5,975    $ 6,990
                                                     -------    -------    -------    -------
                                                     -------    -------    -------    -------
Net income per common share.......................   $  0.10    $  0.21    $  0.27    $  0.32
                                                     -------    -------    -------    -------
                                                     -------    -------    -------    -------

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

     The unaudited quarterly financial results of operations as adjusted are summarized below:

                                                     FIRST     SECOND      THIRD      FOURTH
             YEAR ENDED JULY 6, 1996                  QTR        QTR        QTR        QTR
             -----------------------                -------    -------    -------    --------
Net revenues.....................................   $42,908    $77,298    $98,860    $ 90,543
Gross profit -- as reported......................    17,738     30,203     37,528       3,962
Gross profit -- adjusted.........................    17,738     23,460     30,238       3,962

Net income (loss) -- as reported.................   $ 2,175    $ 5,486    $  (750)   $(36,299)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------
Net income (loss) -- adjusted....................   $ 2,175    $(1,164)   $(5,562)   $(36,299)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------
Net income (loss) per common share -- as
  reported.......................................   $  0.10    $  0.25    $ (0.03)   $  (1.78)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------
Net income (loss) per common share -- as
  adjusted(1)....................................   $  0.10    $ (0.06)   $ (0.27)   $  (1.78)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------

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

                                                                     SCHEDULE II

                         AUTHENTIC FITNESS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                                     BALANCE     CHARGED TO    CHARGED TO                     BALANCE AT
                                                    BEGINNING    COSTS AND       OTHER                          END OF
                   DESCRIPTION                       OF YEAR      EXPENSES      ACCOUNTS     WRITE-OFFS(a)       YEAR
                   -----------                      ---------    ----------    ----------    -------------    ----------
Accounts receivable allowances:
     Year ended July 2, 1994.....................    $ 2,507      $ 10,396      $ --           $  (9,821)       $3,082
                                                    ---------    ----------    ----------    -------------    ----------
                                                    ---------    ----------    ----------    -------------    ----------
     Year ended July 1, 1995.....................    $ 3,082      $ 17,726      $ --           $ (16,689)       $4,119
                                                    ---------    ----------    ----------    -------------    ----------
                                                    ---------    ----------    ----------    -------------    ----------
     Year ended July 6, 1996.....................    $ 4,119      $ 26,368      $ --           $ (21,126)       $9,361
                                                    ---------    ----------    ----------    -------------    ----------
                                                    ---------    ----------    ----------    -------------    ----------

------------------

 (a) Uncollectible accounts written-off net of recoveries and charges for returns, allowances and cash discounts to the allowance account.

                                 EXHIBIT INDEX

                                                                                                    LOCATION OF
  EXHIBIT                                                                                      EXHIBIT IN SEQUENTIAL
  NUMBER                                 DESCRIPTION OF DOCUMENT                                 NUMBERING SYSTEM
-----------   ------------------------------------------------------------------------------   ---------------------
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

<Caption
                                                                                                    LOCATION OF
  EXHIBIT                                                                                      EXHIBIT IN SEQUENTIAL
  NUMBER                                 DESCRIPTION OF DOCUMENT                                 NUMBERING SYSTEM
-----------   ------------------------------------------------------------------------------   ---------------------
11.1          Calculation of Income (Loss) per common share.
21.1*****     Subsidiaries of the registrant.
23.1          Consent of Ernst & Young LLP.
27.1          Financial Data Schedule
28.1**        Amended and Restated Stockholders Agreement dated as of June 1, 1992 among the registrant,  Pentland  Ventures  Ltd., General  Electric  Capital Corporation,
              Warnaco Inc. and the Management Participants listed therein.



------------------

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

   `D' Confidential treatment granted.


                       STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as .................'r'
The trademark symbol shall be expressed as ...........................'tm'
The dagger symbol shall be expressed as ...............................'D'