Form 10-Q/A
period 1996-10-05
AUTHENTIC FITNESS CORP
filed 1997-02-18
CIK 887538

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

           FOR THE TRANSITION PERIOD FROM_____________TO_____________

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

________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                           OCTOBER 5,      JULY 6,
                                                                                              1996          1996
                                                                                           -----------    --------
                                                                                           (UNAUDITED)
                                                                                              (IN THOUSANDS OF
                                                                                                  DOLLARS)

                                         ASSETS
Current assets:
     Cash...............................................................................    $  --         $  1,499
     Accounts receivable -- net.........................................................       61,454       75,274
     Accounts receivable from affiliates................................................        7,644        4,004
     Inventories:
          Finished goods................................................................       52,069       45,960
          Raw material and work in process..............................................       29,299       18,817
                                                                                           -----------    --------
               Total inventories........................................................       81,368       64,777
     Prepaid expenses...................................................................        8,879       10,154
     Income tax refunds receivable......................................................        9,562        9,556
                                                                                           -----------    --------
               Total current assets.....................................................      168,907      165,264
                                                                                           -----------    --------
Property, plant and equipment, (net of accumulated depreciation of $12,558 and $11,062,
  respectively).........................................................................       46,453       42,786
Intangibles and other assets -- net.....................................................       74,671       73,416
                                                                                           -----------    --------
                                                                                            $ 290,031     $281,466
                                                                                           -----------    --------
                                                                                           -----------    --------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility..........................................    $  84,415     $ 68,214
     Current portion of long-term debt..................................................          352        2,844
     Accounts payable...................................................................       26,541       21,550
     Accounts payable to affiliate......................................................       11,824       14,132
     Accrued liabilities................................................................        8,078        8,151
     Accrued income taxes...............................................................        1,921        --
                                                                                           -----------    --------
               Total current liabilities................................................      133,131      114,891
                                                                                           -----------    --------
Long-term debt..........................................................................       51,765       49,432
Deferred income taxes...................................................................          425          420
Stockholders' equity:
     Preferred Stock; $.01 par value....................................................       --            --
     Common Stock; $.001 par value......................................................           23           21
     Capital in excess of par value.....................................................      159,239      159,239
     Cumulative translation adjustment..................................................         (640)        (723)
Accumulated deficit.....................................................................      (53,912)     (41,814)
                                                                                           -----------    --------
               Total stockholders' equity...............................................      104,710      116,723
                                                                                           -----------    --------
                                                                                            $ 290,031     $281,466
                                                                                           -----------    --------
                                                                                           -----------    --------

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

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH

                                                                                        FIRST QUARTER ENDED
                                                                               -------------------------------------
                                                                                 OCTOBER 5,         SEPTEMBER 30,
                                                                                    1996                 1995
                                                                               ---------------    ------------------
                                                                                            (UNAUDITED)
                                                                                     (IN THOUSANDS OF DOLLARS)

Cash flows from operating activities:
     Net income (loss)......................................................      $ (11,541)           $  2,175
     Non cash items included in net income (loss):
          Depreciation and amortization.....................................          2,092               1,873
          Other.............................................................            593                 649
     Income taxes...........................................................          1,915              (6,499)
     Other changes in operating accounts....................................          2,318             (22,931)
                                                                                  ----------           ---------
               Net cash used in operating activities........................         (4,623)            (24,733)
                                                                                  ----------           ---------
Cash flows from investing activities:
     Purchase of equipment and other long term assets.......................         (6,279)             (3,527)
     Other..................................................................         (1,050)               (675)
                                                                                  ----------           ---------
               Net cash used in investing activities........................         (7,329)             (4,202)
                                                                                  ----------           ---------
Cash flows from financing activities:
     Borrowing (repayments) under revolving credit facility.................        (33,799)             26,685
     Net proceeds from the sale of common stock and exercise of stock
       options..............................................................           --                   528
     Repayments of debt.....................................................           (158)                (80)
     Proceeds from issuance of long term debt...............................         50,000              37,500
     Purchase of Series A Warrant...........................................           --               (36,184)
     Proceeds from other financing..........................................           --                 1,000
     Dividends paid.........................................................           (535)               (222)
     Increase in deferred financing costs...................................         (5,055)               (972)
                                                                                  ----------           ---------
               Net cash provided from financing activities..................         10,453              28,255
                                                                                  ----------           ---------
Increase (decrease) in cash.................................................         (1,499)               (680)
Cash at beginning of period.................................................          1,499                 772
                                                                                  ----------           ---------
Cash at end of period.......................................................      $   --               $     92
                                                                                  ----------           ---------
                                                                                  ----------           ---------
Other changes in operating accounts:
     Accounts receivable....................................................      $  16,096            $ 10,666
     Inventories............................................................        (16,591)            (20,531)
     Other current assets...................................................            203              (6,041)
     Accounts payable and accrued liabilities...............................          2,610              (7,025)
                                                                                  ----------           ---------
                                                                                  $   2,318            $(22,931)
                                                                                  ----------           ---------
                                                                                  ----------           ---------

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all of the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of October 5, 1996 as well as its results of operations and cash flows for the periods ended October 5, 1996 and September 30, 1995. Operating results for interim periods may not be indicative of results for the full fiscal year. The Consolidated Condensed Balance Sheet as of July 5, 1996, is derived from the audited Consolidated Balance Sheet included in the Company's Form 10-K for the year then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 6, 1996.

     2. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

     3. On September 6, 1996, the Company entered into a $200 Million Credit Agreement with GE Capital, The Bank of Nova Scotia, The Bank of California and Societe Generale (the '$200 Million Credit Agreement'), which replaced the Company's previous $250 Million Credit Agreement. The decrease in the total amount of the loan commitment reflects the Company's decision not exercise its option to purchase the remaining portion of the Series A Warrant representing approximately 1.8 million shares at $24 per share. The $200 Million Credit
Agreement has a term of five years and provides for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility (the 'Revolving Loan') in the amount of $150 million. Borrowing under the $200 Million Credit Agreement accrues interest at the lenders' base rate or at LIBOR plus 1.5% (approximately 7.2% at October 5, 1996). The Company is also required to pay a commitment fee on the unused portion of the revolving Loan equal to
 .50% per annum on the average daily unused revolving loan commitment. In addition, the $200 Million Credit Agreement allows the Company to repurchase up to $10 million of its own Common Stock after March 31, 1997, under certain conditions. The Term Loan is payable in nine semi-annual installments commencing on June 30, 1997 and a final installment of $7,500,000 due September 1, 2001.

     4. During the first quarter of fiscal 1997 GE Capital exercised the Series A Warrant and acquired 1,809,109 shares of the Company's common stock.

                         AUTHENTIC FITNESS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

                    STATEMENT OF OPERATIONS (SELECTED DATA)

                                        FIRST QUARTER ENDED
                                 ---------------------------------
                                 OCTOBER 5,          SEPTEMBER 30,
                                    1996                 1995
                                 ----------          -------------
                                 (AMOUNTS IN MILLIONS OF DOLLARS)

Net revenues..................    $38.7                  $42.9
Cost of goods sold............     27.5                   25.5
                                  ------                 ------
Gross profit..................     11.2                   17.4
   % to net revenue...........     29.0%                  40.5%
Selling, general and
  administrative expenses.....     20.0                   11.8
                                  ------                 ------
Income (loss) before interest
  and income taxes............     (8.8)                   5.6
Interest expense..............      2.7                    2.2
Provision for income taxes....       __                    1.2
                                  ------                 ------
Net income (loss).............    (11.5)                   2.2
Pro-forma income tax
  benefit.....................     (4.2)                    --
                                  ------                 ------
Pro-forma income (loss).......    $(7.3)                  $2.2
                                  ------                 ------
                                  ------                 ------

     Net revenues decreased 9.9% to $38.7 million in the first quarter of fiscal 1997 from $42.9 million in the first quarter of fiscal 1996. Net revenues for the first quarter of fiscal 1996 included $9.6 million of net revenues related to the discontinued skiwear and outlet store operations and included $2.6 million of shipments of Speedo products to Herman's Sporting Goods, Inc ('Herman's'). Excluding these items, net revenues increased 11.5% primarily due to an increase of 33.5% in Authentic Fitness Retail Division net revenues. Speedo Division net revenues decreased to $20.4 million in the first quarter of fiscal 1997 from $22.7 million in the first quarter of fiscal 1996 due primarily to the loss of outlet store (which were closed in July 1996) and Herman's sales. The Designer Swimwear Division's net revenues were approximately equal to last year, after adjusting for outlet store sales recorded in fiscal 1996. Authentic Fitness Retail Division net revenues increased 33.5% to $11.3 million in the first quarter of fiscal 1997 from $8.5 million in the first quarter of fiscal 1996. At November 14, 1996 the Company had 124 stores open. Same store sales for the 74 comparable stores for the first quarter of fiscal 1997 increased 2.6% over the year earlier period.

     Gross profit for the first quarter of fiscal 1997 of $11.2 million compares to $17.4 million in the first quarter of fiscal 1996. The decrease in gross profit reflects the lower Speedo net revenues, as noted above, and a decrease in full price skiwear sales resulting from the decision to exit this business in the fourth quarter of fiscal 1996. Gross profit as a percentage of net revenues was 29.0% in the first quarter of fiscal 1997 compared to 40.5% in the first quarter of fiscal 1996. The decrease in gross profit as a percentage of net revenue reflects the lost regular price margin in skiwear as well as higher Speedo Division off-price sales resulting from the continuing impact of the Herman's liquidation, which the Company expects will continue through the second quarter of fiscal 1997.

     Selling, general and administrative expenses increased 69.8% to $20.0 million in the first quarter of fiscal 1997 from $11.8 million in the first quarter of fiscal 1996. The increase in selling, general and administrative expenses reflects an increase in Speedo'r' advertising of $5.6 million related to the Olympics and Inner-City Games, $1.8 million related to higher retail selling costs, $0.6 million of severance related to a reduction in force and $0.2 million higher depreciation and amortization expense. The reduction in workforce is expected to save the Company approximately $3.0 million, annually.

                         AUTHENTIC FITNESS CORPORATION

     Interest expense was $2.7 million in the first quarter of fiscal 1997 compared to $2.2 million in the first quarter of fiscal 1996. The increase of $500,000 in interest expense compared to last year is primarily a result of higher borrowing to finance the growth of the Authentic Fitness'r' Retail Stores Division.

     The Company did not record an income tax benefit in the first quarter of fiscal 1997. The Company expects its effective income tax rate to be 36% for fiscal 1997, equal to the rate for the first quarter of fiscal 1996. The Company incurred a net loss in fiscal 1996 and has incurred a cumulative net loss through the first six months of fiscal 1997, and as a result, will not record future benefits from its net operating loss carryforward until the Company realizes cumulative net income for the current fiscal year, which is expected to occur in the third quarter of fiscal 1997.

     Net loss for the first quarter of fiscal 1997 was $(11.5) million. Net loss for the first quarter of fiscal 1997, after giving effect to a pro-forma income tax benefit of 36%, was $(7.4) million compared to net income of $2.2 million in the first quarter of fiscal 1996. The decrease in income reflects the lower operating income and higher interest expense noted above.

CAPITAL RESOURCES AND LIQUIDITY.

     On August 16, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared its first quarterly cash dividend of 1.25[c] per share, equivalent to an annual rate of 5[c] per share. The Company has since declared five successive quarterly cash dividends of 1.25[c] per share. The Company believes that a payment of a regular quarterly cash dividend helps broaden the Company's Shareholder base.

     On September 6, 1996, the Company entered into a $200 million Credit Agreement with GE Capital, The Bank of Nova Scotia, Societe Generale and Bank of California (the '$200 Million Credit Agreement'), which replaced the Company's previous $250 Million Credit Agreement. The decrease in the total amount of the Credit Agreement commitment reflects the Company's intent not to exercise their option to repurchase the remaining portion of the Series A Warrant from GE Capital representing 1.8 million shares at $24 per share. The $200 Million Credit Agreement is for a term of five years and provides for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility in the amount of $150 million (the 'Revolving Loan'). Borrowing under the $200 Million Credit Agreement accrues interest at the lenders' base rate or at LIBOR plus 1.5%. In addition, the agreement allows the Company to repurchase up to $10 million of its own common stock after March 1, 1997, under certain conditions.

     The Company plans to expand its channels of distribution and provide growth in its operations by opening additional Authentic Fitness Retail Stores. The Company currently has 124 stores open (including 20 stores in Bally's Health and Fitness Centers) and expects to open approximately 200 additional stores over the next six years. The cost of leasehold improvements, fixtures and the additional working capital associated with the opening of an average new store is expected to be approximately $250,000.

     The Company's liquidity requirements arise primarily from its debt service requirements and the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs arising at the end of the third quarter and beginning of the fourth quarter of the fiscal year. The Company typically generates nearly all of its operating cash flow in the fourth quarter of the fiscal year reflecting third and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year. The Company meets its seasonal working capital needs by utilizing amounts available under its revolving line of credit. The Company has amended and increased its lines of credit several times in the last two years, primarily to support the growth in its swimwear divisions and to fund the growth of its swimwear divisions and to fund the rapid rollout of the Authentic Fitness Retail Stores.

                         AUTHENTIC FITNESS CORPORATION

     Net cash used by operating activities was $4.6 million in the first quarter of fiscal 1997, an improvement of $20.1 million, over the $24.7 million reported in the first quarter of fiscal 1996. The improvement in operating cash flow is primarily a result of improved working capital usage reflecting higher accounts receivable collections, lower seasonal inventory usage, and the timing of certain payments.

     Cash used in investing activities was $7.3 million in the first quarter of fiscal 1997 compared to $4.2 million in fiscal 1996. Capital expenditures, primarily related to the expansion of the Company's Authentic Fitness Retail Stores, were $6.3 million and $3.5 million in the first quarters of fiscal 1997 and 1996, respectively. During the first quarter of fiscal 1997 the Company opened ten Authentic Fitness Retail Stores compared to eight stores in the first quarter of fiscal 1996. The Company opened eight additional stores in the month of October 1996 (none in October 1995).

     Cash provided from financing activities was $10.4 million in fiscal 1997 compared to $28.3 million in fiscal 1996. The decrease in cash provided from financing activities reflects lower borrowing. Total debt increased by $16.2 million in fiscal 1997 due to seasonal working capital requirements compared to $65.2 million in fiscal 1996. Cash flow from financing activities includes $5.1 million in deferred financing costs in fiscal 1997 compared to $1.0 million in fiscal 1996. During the first quarter of fiscal 1996 the Company repurchased one-half of the Series A Warrants from GE Capital for $36.2 million.

     The Company's Revolving Loan balance was approximately $84.4 million at the end of the first quarter of fiscal 1997. There was no change in balance with respect to the Company's Term Loan at the end of the first quarter of fiscal 1997. At November 14, 1996 the Company had approximately $65 million of additional credit available under its revolving loan facility.

     The Company believes that funds available under its current $200 Million Credit Agreement, as noted above, combined with cash flow to be generated from future operations will be sufficient for the operations of the Company, including debt service, dividend payments and costs associated with the expansion of its Authentic Fitness Retail Division for at least the next twelve months. Although the Company believes that its current credit agreement and cash flow to be generated from future operations will also be sufficient for its long-term operations (periods beyond the next twelve months) circumstances may arise that would require the Company to seek additional financing. In those circumstances the Company expects to evaluate additional sources of funds, for example, sales of additional common stock and expanded or additional bank credit facilities.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of shareholders was held on November 14, 1996. The following matters were voted upon by the shareholders:

     (1)    Election of Directors
     (a)    Mr. Robert D. Walter was re-elected to the Board of Directors to serve a two year term expiring at the
            1998  Annual Meeting of Stockholders. 20,235,910  votes were cast for the  election of Mr. Walter, and
            220,129 withheld, abstained and broker non votes.
     (b)    Mr. Joseph A.  Califano, Jr.  was re-elected to  the Board  of Directors to  serve a  three year  term expiring  at the 1999 Annual Meeting  of Stockholders. 20,227,001 votes were  cast for the election of
            Mr. Califano, and 229,038 withheld, abstained and broker non votes.
     (c)    Mr. Stanley F. Arkin was re-elected to the Board  of Directors to serve a three year term expiring  at the 1999 Annual Meeting of Stockholders. 20,228,001 votes were cast for the election of Mr. Arkin, and
            228,038 withheld, abstained and broker non votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

11.1 -- Earnings per share.

27.1 -- Financial Data Schedule.

     (b) Reports on Form 8-K.
         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AUTHENTIC FITNESS CORPORATION

Date: February 18, 1997                               By:         /s/ WALLIS H. BROOKS
                                                         ...............................................
                                                                      WALLIS H. BROOKS
                                                                    SENIOR VICE PRESIDENT
                                                                 AND CHIEF FINANCIAL OFFICER
                                                         PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

                            STATEMENT OF DIFFERENCES
                            ------------------------

  The registered trademark symbol shall be expressed as ...................'r'
  The cent symbol shall be expressed as ...................................[c]