Form 10-Q
period 1997-01-04
AUTHENTIC FITNESS CORP
filed 1997-02-18
CIK 887538

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JANUARY 4, 1997

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The number of shares outstanding of the registrant's Common Stock as of January 31, 1997 is: 22,389,730.

________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                            JANUARY 4,     JULY 6,
                                                                                               1997          1996
                                                                                           ------------    --------
                                                                                           (UNAUDITED)
                                                                                               (IN THOUSANDS OF
                                                                                                   DOLLARS)

                                         ASSETS
Current assets:
     Cash...............................................................................     $    948      $  1,499
     Accounts receivable -- net.........................................................       88,580        75,274
     Accounts receivable from affiliates................................................        4,603         4,004
     Inventories:
          Finished goods................................................................       53,183        45,960
          Raw materials and work in process.............................................       30,817        18,817
                                                                                           ------------    --------
               Total inventories........................................................       84,000        64,777
     Other current assets...............................................................       11,837        19,710
                                                                                           ------------    --------
               Total current assets.....................................................      189,968       165,264
                                                                                           ------------    --------
Property, plant and equipment, (net of accumulated depreciation of $14,075 and $11,062,
  respectively).........................................................................       52,010        42,786
Intangibles and other assets -- net.....................................................       73,939        73,416
                                                                                           ------------    --------
                                                                                             $315,917      $281,466
                                                                                           ------------    --------
                                                                                           ------------    --------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility..........................................     $ 98,432      $ 68,214
     Current portion of long-term debt..................................................        2,847         2,844
     Accounts payable and accrued liabilities...........................................       40,674        29,701
     Accounts payable to affiliates.....................................................       14,857        14,132
                                                                                           ------------    --------
               Total current liabilities................................................      156,810       114,891
                                                                                           ------------    --------
Long-term debt..........................................................................       49,436        49,432
Deferred income taxes...................................................................          420           420
Stockholders' equity:
     Common Stock; $.001 par value......................................................           21            21
     Capital in excess of par value.....................................................      159,239       159,239
     Cumulative translation adjustment..................................................         (732)         (723)
     Retained earnings (deficit)........................................................      (49,277)      (41,814)
                                                                                           ------------    --------
               Total stockholders' equity...............................................      109,251       116,723
                                                                                           ------------    --------
                                                                                             $315,917      $281,466
                                                                                           ------------    --------
                                                                                           ------------    --------

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                 SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                              --------------------------    --------------------------
                                                              JANUARY 4,    DECEMBER 30,    JANUARY 4,    DECEMBER 30,
                                                                 1997           1995           1997           1995
                                                              ----------    ------------    ----------    ------------
                                                                                    (UNAUDITED)
                                                                    (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATE)

Net revenues...............................................    $ 70,443       $ 77,298       $ 109,108      $120,206
Cost of goods sold.........................................      43,871         53,838          71,333        79,368
                                                              ----------    ------------    ----------    ------------
Gross profit...............................................      26,572         23,460          37,775        40,838
Selling, general and administrative expenses...............      18,467         22,629          38,479        34,410
                                                              ----------    ------------    ----------    ------------
Income (loss) before interest and income taxes.............       8,105            831            (704)        6,428
Interest expense...........................................       3,468          2,686           6,200         4,923
                                                              ----------    ------------    ----------    ------------
Income (loss) before income taxes..........................       4,637         (1,855)         (6,904)        1,505
Provision (benefit) for income taxes.......................      --               (691)         --               494
                                                              ----------    ------------    ----------    ------------
               Net income (loss)...........................    $  4,637       $ (1,164)      $  (6,904)     $  1,011
                                                              ----------    ------------    ----------    ------------
                                                              ----------    ------------    ----------    ------------
               Net income (loss) per share.................    $   0.21       $  (0.06)      $   (0.31)     $   0.05
                                                              ----------    ------------    ----------    ------------
                                                              ----------    ------------    ----------    ------------
Weighted average number of common shares outstanding.......      22,416         20,006          22,234        22,032
                                                              ----------    ------------    ----------    ------------
                                                              ----------    ------------    ----------    ------------
Related parties transactions included in the Consolidated
  Condensed Statements of Operations:
     Product sales.........................................    $  7,952       $     26       $  12,904      $  3,189
     Purchases of goods and services.......................       1,272          1,767           2,579         3,210
     Royalties paid and accrued............................       1,287          1,372           2,135         2,387
     Interest expense......................................       1,453            335           1,862           335

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                                                                                         SIX MONTHS ENDED
                                                                               -------------------------------------
                                                                               JANUARY 4, 1997     DECEMBER 30, 1995
                                                                               ----------------    -----------------
                                                                                            (UNAUDITED)
                                                                                     (IN THOUSANDS OF DOLLARS)

Cash flows from operating activities:
     Net income (loss)......................................................       $ (6,904)           $   1,011
     Non-cash items included in net income:
          Depreciation and amortization.....................................          4,276                3,948
          Change in deferred taxes..........................................            --                (4,261)
          Other.............................................................          1,601                1,362
     Income taxes...........................................................          6,690               (3,002)
     Other changes in operating accounts....................................        (16,530)             (42,348)
                                                                               ----------------    -----------------
               Net cash used in operating activities........................        (10,867)             (43,290)
Cash flows from investing activities:
     Purchases of equipment and other long-term assets......................        (12,197)             (10,447)
     Other, net.............................................................         (1,940)              (1,988)
                                                                               ----------------    -----------------
               Net cash used in investing activities........................        (14,137)             (12,435)
Cash flows from financing activities:
     Borrowings under revolving credit facility.............................        (19,782)              55,477
     Net proceeds from the sale of common stock and exercise of options.....              5               51,277
     Purchase of Series A Warrant...........................................        --                   (36,484)
     Issuance of long-term debt.............................................         50,274               37,500
     Dividends paid.........................................................           (559)                (223)
     Payment of deferred financing fees.....................................         (5,219)              (1,094)
     Proceeds from capitalized lease obligations............................        --                     1,000
     Repayments of debt.....................................................           (266)             (51,659)
                                                                               ----------------    -----------------
               Net cash provided by financing activities....................         24,453               55,794
                                                                               ----------------    -----------------
Net change in cash..........................................................           (551)                  69
Cash at beginning period....................................................          1,499                  772
                                                                               ----------------    -----------------
Cash at end of period.......................................................       $    948            $     841
                                                                               ----------------    -----------------
                                                                               ----------------    -----------------
Other changes in operating accounts:
     Accounts receivable....................................................       $(10,188)           $  (7,743)
     Inventories............................................................        (19,223)             (23,566)
     Other current assets...................................................          1,183              (12,164)
     Accounts payable and accrued liabilities...............................         11,698                1,125
                                                                               ----------------    -----------------
                                                                                   $(16,530)           $ (42,348)
                                                                               ----------------    -----------------
                                                                               ----------------    -----------------

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all of the adjustments (all of which were of a normal recurring nature, except as noted below) necessary to present fairly the financial position of the Company as of January 4, 1997, as well as its results of operations and cash flows for the periods ended January 4, 1997, and December 30, 1995, except that the results of operations for the quarter and six months ended December 30, 1995, reflect certain reserves (including adjustments) which were recorded in the fourth quarter of fiscal 1996. Such reserves and adjustments reduced gross profit as originally reported by $6.7 million, pretax income as originally reported by $10.9 million and net income as originally reported by $6.7 million. Operating results for interim periods may not be indicative of results for the full fiscal year. The Consolidated Condensed Balance Sheet at July 5, 1996, has been derived from the audited Consolidated Balance Sheet included in the Company's Form 10-K for the year then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 6, 1996.

     2. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

     3. On September 6, 1996, the Company entered into a $200 Million Credit Agreement (the '$200 Million Credit Agreement') with GE Capital, The Bank of Nova Scotia, The Bank of California and Societe Generale, which replaced the Company's previous $250 Million Credit Agreement. The decrease in the total amount of the loan commitment reflects the Company's decision not exercise its option to purchase the remaining portion of the Series A Warrant representing approximately 1.8 million shares at $24 per share. The $200 Million Credit
Agreement has a term of five years and provides for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility (the 'Revolving Loan') in the amount of $150 million. Borrowing under the $200 Million Credit Agreement accrues interest at the lenders base rate or at LIBOR plus 1.5% (approximately 7.2% at October 5, 1996). The Company is also required to pay a commitment fee on the unused portion of the Revolving Loan equal to
 .50% per annum on the average daily unused revolving loan commitment. In addition, the $200 Million Credit Agreement allows the Company to repurchase up to $10 million of its own common stock after March 31, 1997, under certain conditions. The Term Loan is payable in nine semi-annual installments commencing on June 30, 1997 and a final installment of $7,500,000 due September 1, 2001.

     4. During the first quarter of fiscal 1997 GE Capital exercised the Series A Warrant and acquired 1,809,109 shares of the Company's common stock.

     5. As of July 6, 1996, the Company has approximately $3.5 million of net operating loss carryforwards ($1.2 million of income tax benefit) available to offset future provisions for income taxes for financial reporting purposes. The Company incurred a net loss in fiscal 1996 and has incurred a cumulative net loss through the first six months of fiscal 1997, and as a result, will not record future benefits from its net operating loss carryforward until the Company realizes cumulative net income for the current fiscal year, which is expected to occur in the third quarter of fiscal 1997.

     6. On January 1, 1996, one of the Company's three distribution centers, located in Sparks, Nevada, was flooded destroying certain inventory owned by the Company. The Company is insured for such losses as well as for profits lost due to business interruption. As of January 4, 1997, the Company had recorded a $15.7 million receivable from its insurance carrier related to this claim representing $12.7 million for the value of inventory damaged in the flood and $2.9 million of lost profit on $8.6 million of orders that were ready to ship prior to incurring damage caused by the flood.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)

                                                      SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                   --------------------------    --------------------------
                                                   JANUARY 4,    DECEMBER 30,    JANUARY 4,    DECEMBER 30,
                                                      1997           1995           1997           1995
                                                   ----------    ------------    ----------    ------------
                                                               (AMOUNTS IN MILLIONS OF DOLLARS)

Net revenues....................................     $ 70.4         $ 77.3         $109.1         $120.2
Cost of goods sold..............................       43.9           53.8           71.3           79.4
                                                   ----------       ------       ----------    ------------
Gross profit....................................       26.6           23.5           37.8           40.8
     Percent to net revenue.....................       37.7%          30.3%          34.6%          34.0%
Selling, general and administrative expenses....       18.5           22.6           38.5           34.4
                                                   ----------       ------       ----------    ------------
Income (loss) before interest and income
  taxes.........................................        8.1            0.8           (0.7)           6.4
Interest expense................................        3.5            2.7            6.2            4.9
Provision for income taxes......................      --              (0.7)         --               0.5
                                                   ----------       ------       ----------    ------------
Income (loss) before extraordinary items........     $  4.6         $ (1.2)        $ (6.9)        $  1.0
                                                   ----------       ------       ----------    ------------
                                                   ----------       ------       ----------    ------------

     Net revenues for the second quarter of fiscal 1997 were $70.4 million compared to $77.3 million in the second quarter of fiscal 1996. Net revenues were negatively impacted by $8.6 million for orders that were ready to be shipped just prior to the flood. (See Note 6 of Notes to Consolidated Condensed Financial Statements). The impact of the lost shipments was offset by insurance claim revenue of $2.9 million. Net revenues for the second quarter of fiscal 1996 also includes $3.3 million of net revenue related to the insured value of damaged inventory partially offset by $2.0 million of incremental reserves for potential future sales returns and allowances. Net revenues for fiscal 1996 include $2.8 million of net revenues from the discontinued outlet stores and skiwear businesses and $2.0 million of Herman's shipments. Speedo Division net revenues for the second quarter of fiscal 1997 were $36.6 million, compared to last year's net revenues of $41.8 million. The decrease in Speedo net revenues is primarily attributable to the impact of the flood, lost Herman's orders and the loss of net revenues attributable to the discontinued outlet stores. Designer swimwear division net revenues for the second quarter of fiscal 1997 were $17.3 million, compared to $20.2 million last year primarily due to the timing of certain Catalina shipments to Wal-Mart. Net revenues for the Authentic Fitness Retail Stores for the second quarter of fiscal 1997 increased 25.6% to $12.7 million from $10.1 million in the second quarter of fiscal 1996. The Company currently has 144 stores, an increase of 30 stores from the end of the first quarter of fiscal 1997. Net revenues for the first six months of fiscal 1997 were $109.1 million compared to $120.2 million reported in the first six months of fiscal 1996. The decrease in net revenues for the first half is primarily attributable to the loss of revenue due to the flood of $8.6 million, discontinuance of the outlet store and skiwear businesses of $8.4 million, the timing of certain designer swimwear shipments to Wal-Mart and the loss of net revenues attributable to Herman's of $4.6 million partially offset by the increase in Authentic Fitness Retail Stores net revenues of $5.4 million.

     Gross profit for the second quarter of fiscal 1997 increased to $26.6 million from the $23.5 million reported in the second quarter of fiscal 1996. Gross profit for the first six months of fiscal 1997 decreased to $37.8 million from $40.8 million in the first six months of fiscal 1996. Gross profit for both the quarter and first six months of fiscal 1996 includes $6.7 million of additional reserves (including adjustments) related to inventory. The decrease in gross profit for the six months of fiscal 1997 primarily reflects the lower sales volume noted above and the final markdowns of excess inventory resulting from the impact of the Herman's Liquidation. Gross profit as a percentage of net revenues increased to 37.7% in the second quarter of fiscal 1997 compared to 30.3% in the second quarter of fiscal 1996. Gross profit as a percentage of net revenues for the first six months of fiscal 1997 was 34.6%, slightly higher than the 34.0% reported last year.

     Selling, general and administrative expenses decreased to $18.5 million (26.8% of net revenues) in the second quarter of fiscal 1997 from $22.6 million (29.2% of net revenues) in the second quarter of fiscal 1996. Selling, general and administrative expenses increased to $38.5 million (35.7% of net revenues) in the first six months of fiscal 1997 from $34.4 million (28.6% of net revenues) in the first six months of fiscal 1996. Selling, general and administrative expenses for the second quarter of fiscal 1996 includes approximately $4.2 million of additional reserves (including adjustments), primarily related to accounts receivable. Without these additional charges, selling, general and administrative expenses are approximately equal to last year for the quarter. Selling, general and administrative expenses for the second quarter of fiscal 1997 includes approximately $3 million of gain from the realization of certain non-monetary assets. The increase in selling, general and administrative expenses for the six months primarily reflects approximately $5.6 million of additional advertising expenses incurred in the first quarter of fiscal 1997 related to the Olympics and Inner-City Games, the higher mix of Retail division sales which require a higher level of selling and administrative expenses than the wholesale divisions, higher depreciation and amortization expenses of $0.2 million and $1.0 million of severance costs related to a reduction in work force that is expected to save the Company approximately $3 million per year.

     Income (loss) before interest and income taxes was $8.1 million in the second quarter of fiscal 1997 an increase of $7.3 million compared to the $0.8 million reported in fiscal 1996. Income (loss) before interest and income taxes for the first six months of fiscal 1996 was $(0.7) million compared to $6.4 million in the comparable fiscal 1996 period. Income before interest and income taxes for the second quarter and first six months of fiscal 1996 include $10.9 million of additional reserves (including adjustments), as noted above.

     Interest expense was $3.5 million in the second quarter of fiscal 1997 compared to $2.7 million in the second quarter of fiscal 1996. Interest expense for the first six months of fiscal 1997 was $6.2 million compared to $4.9 million in the first six months of fiscal 1996. The increase in interest expense compared to last year for both the quarter and the first six months resulted primarily from borrowing to support the expansion of the Company's Authentic Fitness Retail Stores.

     The Company did not record an income tax provision or benefit for the quarter or the first six months of fiscal 1997. The Company expects its effective income tax rate to be approximately 36% for fiscal 1997, equal to the rate for the first six months of fiscal 1996.The Company incurred a net loss in fiscal 1996 and has incurred a cumulative net loss through the first six months of fiscal 1997, and as a result, will not record future benefits from its net operating loss carryforward until the Company realizes cumulative net income for the current fiscal year, which is expected to occur in the third quarter of fiscal 1997.

     Net income for the second quarter of fiscal 1997 was $4.6 million compared to a net loss of $1.2 million in the second quarter of fiscal 1996. The improved net income reflects the higher gross profit and lower selling, general and administrative expenses. Net loss for the first six months of fiscal 1997 was $6.9 million compared to net income of $1.0 million in fiscal 1996. The net loss for the six months reflects lower gross profit, higher selling, general and administrative expenses and higher interest expense, all as noted above.

CAPITAL RESOURCES AND LIQUIDITY

     On August 16, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared its first quarterly cash dividend of 1.25[c] per share, equivalent of an annual rate of 5[c] per share. The Company has since declared six successive quarterly cash dividends of 1.25[c] per share. The Company believes that the payment of a regular quarterly cash dividend helps broaden the Company's shareholder base.

     On September 6, 1996, the Company entered into a $200 million Credit Agreement (the '$200 Million Credit Agreement') with GE Capital, The Bank of Nova Scotia, The Bank of California and Societe Generale which replaced the Company's previous $250 Million Credit Agreement. The decrease in the total amount of the Credit Agreement commitment reflects the Company's intent not to exercise their option to repurchase the remaining portion of the Series A Warrant from GE Capital representing 1.8 million shares at $24 per share. The $200 Million Credit Agreement has a term of five years and provides for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility in the amount of $150 million (the 'Revolving Loan'). Borrowing under the $200 Million Credit Agreement accrues interest at the lenders base rate or at LIBOR plus 1.5%. In addition, the agreement allows the Company to repurchase up to $10 million of its own common stock after March 1, 1997, under certain conditions. The outstanding balance on the Company's Revolving Loan at February 12, 1997 was approximately $98 million and the outstanding balance under the Term Loan was $50 million.

     The Company plans to expand its channels of distribution and provide growth in its operations by opening additional Speedo'r' Authentic Fitness'r' retail stores. The Company currently has 144 stores open (including 20 stores in Bally's Health and Fitness Centers). The cost of leasehold improvements, fixtures and the additional working capital associated with the opening of an average new store is expected to be approximately $250,000, which is approximately equal to the average for fiscal 1997.

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

     Net cash used in operating activities was $10.9 million in the first six months of fiscal 1997 compared to a use of $43.3 million in the first six months of fiscal 1996. The improvement in cash flow from operations reflects (i) improved accounts receivable (after the flood claims) and inventory primarily due to the Company's decision to exit the outlet store and skiwear businesses,
(ii) lower prepaid expenses of $12.3 million due to the increased spending last year leading up to the Olympic Games, (iii) improved accounts payable and accrued liabilities of $11.5 million primarily reflecting the timing of certain payments for goods purchased offshore.

     Cash used in investing activities for the first six months of fiscal 1997 was $14.1 million compared to $12.4 million in fiscal 1996. Capital expenditures were $12.2 million in the first six months of fiscal 1997 compared to $10.4 million in the first six months of fiscal 1996. Capital expenditures are primarily related to the opening of the Company's Authentic Fitness Retail Stores.

     Cash flow from financing activities was $24.5 million in the first six months of fiscal 1997 compared to $55.8 million in fiscal 1996. Total debt increased by $30.2 million in fiscal 1997 compared to $42.3 million in fiscal 1996 (not including the issuance of the Bridge Loan) reflecting the seasonal usage of working capital as discussed above. In fiscal 1996 the Company sold 2,500,000 shares of its common stock which generated approximately $50 million of cash proceeds to the Company. In addition, in fiscal 1996 the Company purchased one-half of the Series A Warrant from GE Capital for $36.5 million. The Company utilized proceeds from the issuance of the Bridge Loan to complete the Series A Warrant purchase.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

11.1            --  Earnings per share.
27.0            --  Financial Data Schedule

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


Date: February 18, 1997                                       By:          /s/ LINDA J. WACHNER
                                                     ...................................................
                                                                      LINDA J. WACHNER
                                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER, PRINCIPAL
                                                                      EXECUTIVE OFFICER


                              STATEMENT OF DIFFERENCES
                              ------------------------

The registered trademark symbol shall be expressed as............ 'r'
The cent symbol shall be expressed as............................ [c]