Form 10-Q/A
period 1997-01-04
AUTHENTIC FITNESS CORP
filed 1997-03-24
CIK 887538

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

                                                           OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM                  TO
                                          ---------------     ---------------

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

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                 SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                              --------------------------    --------------------------
                                                              JANUARY 4,    DECEMBER 30,    JANUARY 4,    DECEMBER 30,
                                                                 1997           1995           1997           1995
                                                              ----------    ------------    ----------    ------------
                                                                                    (UNAUDITED)
                                                                    (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATE)

Net revenues...............................................    $ 70,443       $ 77,298       $ 109,108      $120,206
Cost of goods sold.........................................      43,871         53,838          71,333        79,368
                                                              ----------    ------------    ----------    ------------
Gross profit...............................................      26,572         23,460          37,775        40,838
Selling, general and administrative expenses...............      18,467         22,629          38,479        34,410
                                                              ----------    ------------    ----------    ------------
Income (loss) before interest and income taxes.............       8,105            831            (704)        6,428
Interest expense...........................................       3,468          2,686           6,200         4,923
                                                              ----------    ------------    ----------    ------------
Income (loss) before income taxes..........................       4,637         (1,855)         (6,904)        1,505
Provision (benefit) for income taxes.......................      --               (691)         --               494
                                                              ----------    ------------    ----------    ------------
               Net income (loss)...........................    $  4,637       $ (1,164)         (6,904)     $  1,011
                                                              ----------    ------------    ----------    ------------
                                                              ----------    ------------    ----------    ------------
               Net income (loss) per share.................    $   0.21       $  (0.06)      $   (0.31)     $   0.05
                                                              ----------    ------------    ----------    ------------
                                                              ----------    ------------    ----------    ------------
Weighted average number of common shares outstanding.......      22,416         20,006          22,234        22,032
                                                              ----------    ------------    ----------    ------------
                                                              ----------    ------------    ----------    ------------
Related parties transactions included in the Consolidated
  Condensed Statements of Operations:
     Product sales.........................................    $  7,952       $     26       $  12,904      $  3,189
     Purchases of goods and services.......................       1,272          1,767           2,579         3,210
     Royalties paid and accrued............................       1,287          1,372           2,135         2,387
     Interest expense......................................       1,453            335           1,862           335

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

     3. On September 6, 1996, the Company entered into a $200 Million Credit Agreement (the '$200 Million Credit Agreement') with GE Capital, The Bank of Nova Scotia, Union Bank of California and Societe Generale, which replaced the Company's previous $250 Million Credit Agreement. The decrease in the total amount of the loan commitment reflects the Company's decision not exercise its option to purchase the remaining portion of the Series A Warrant representing approximately 1.8 million shares at $24 per share. The $200 Million Credit
Agreement has a term of five years and provides for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility (the 'Revolving Loan') in the amount of $150 million. Borrowing under the $200 Million Credit Agreement accrues interest at the lenders base rate or at LIBOR plus 1.5% (approximately 7.2% at October 5, 1996). The Company is also required to pay a commitment fee on the unused portion of the Revolving Loan equal to
 .50% per annum on the average daily unused revolving loan commitment. In addition, the $200 Million Credit Agreement allows the Company to repurchase up to $10 million of its own common stock after March 31, 1997, under certain conditions. The Term Loan is payable in nine semi-annual installments commencing on June 30, 1997 and a final installment of $7,500,000 due September 1, 2001.

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

     6. On January 1, 1997, one of the Company's three distribution centers, located in Sparks, Nevada, was flooded destroying certain inventory owned by the Company. The Company is insured for such losses as well as for profits lost due to business interruption. As of January 4, 1997, the Company had recorded a $15.7 million receivable from its insurance carrier related to this claim representing $12.7 million for the value of inventory damaged in the flood and $2.9 million of lost profit on $8.6 million of orders that were ready to ship prior to incurring damage caused by the flood.

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     7. During the second quarter of fiscal 1997, the Company realized a gain of approximately $3 million from the sale of certain barter assets to the issuing barter company. The barter assets had an original face value of $12.3 million of which approximately $2.8 million had been utilized by the Company through December 1996 and an adjusted net book value of approximately $5.5 million. The Company received $8.5 million from the sale. The sale of the barter asset was negotiated by certain officers and directors of the Company who also serve as officers and directors of Warnaco. While this is the Company's only significant transaction with the barter company, Warnaco has engaged in transactions for amounts significantly in excess of the Company's transaction with the issuing barter company during the relevant period. Warnaco has done and continues to do business with the barter company.

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

     Net revenues for the second quarter of fiscal 1997 were $70.4 million compared to $77.3 million in the second quarter of fiscal 1996. Net revenues were negatively impacted by $8.6 million for orders that were ready to be shipped just prior to the flood. (See Note 6 of Notes to Consolidated Condensed Financial Statements). The impact of the lost shipments was offset by insurance claim revenue of $2.9 million. Net revenues for the second quarter of fiscal 1996 also includes $3.3 million of net revenue related to the insured value of damaged inventory partially offset by incremental reserves for potential future sales returns and allowances. Net revenues for fiscal 1996 include $2.8 million of net revenues from the discontinued outlet stores and skiwear businesses and $2.0 million of Herman's shipments. Speedo Division net revenues for the second quarter of fiscal 1997 were $36.6 million, compared to last year's net revenues of $41.8 million. The decrease in Speedo net revenues is primarily attributable to the impact of the flood, lost Herman's orders and the loss of net revenues attributable to the discontinued outlet stores. Designer swimwear division net revenues for the second quarter of fiscal 1997 were $17.3 million, 14.2% below last year of $20.2 million primarily due to the timing of certain Catalina shipments to Wal-Mart. Net revenues for the Authentic Fitness Retail Stores for the second quarter of fiscal 1997 increased 25.6% to $12.7 million from $10.1 million in the second quarter of fiscal 1996. The Company currently has 144 stores, an increase of 30 stores from the end of the first quarter of fiscal 1997. Net revenues for the first six months of fiscal 1997 were $109.1 million compared to $120.2 million reported in the first six months of fiscal 1996. The decrease in net revenues for the first half is primarily attributable to the loss of revenue due to the flood of $8.6 million, discontinuance of the outlet store and skiwear businesses of $8.4 million, the timing of certain designer swimwear shipments to Wal-Mart and the loss of net revenues attributable to Herman's of $4.6 million partially offset by the increase in Authentic Fitness Retail Stores net revenues of $5.4 million.

     Gross profit for the second quarter of fiscal 1997 increased slightly to $26.6 million from the $23.5 million reported in the second quarter of fiscal 1996. Gross profit for the first six months of fiscal 1997 decreased to $37.8 million from $40.8 million in the first six months of fiscal 1996. Gross profit for both the quarter and first six months of fiscal 1996 includes $6.7 million of additional reserves (including adjustments) related to inventory. The decrease in gross profit for the six months of fiscal 1997 primarily reflects the lower sales volume noted above and the final markdowns of excess inventory resulting from the impact of the Herman's liquidation. Gross profit as a percentage of net revenues increased to 37.7% in the second quarter of fiscal 1997 compared to 30.3% in the second quarter of fiscal 1996. Gross profit as a percentage of net revenues for the first six months of fiscal 1997 was 34.6%, slightly higher than the 34.0% reported last year.

     Selling, general and administrative expenses decreased to $18.5 million (26.8% of net revenues) in the second quarter of fiscal 1997 from $22.6 million (29.2% of net revenues) in the second quarter of fiscal 1996. Selling, general and administrative expenses increased to $38.5 million (35.7% of net revenues) in the first six months of fiscal 1997 from $34.4 million (28.6% of net revenues) in the first six months of fiscal 1996. Selling, general and administrative expenses for the second quarter of fiscal 1996 includes approximately $4.2 million of additional reserves (including adjustments), primarily related to accounts receivable. Without these additional charges, selling, general and administrative expenses are approximately equal to last year for the quarter. Selling, general and administrative expenses for the second quarter of fiscal 1997 includes approximately $3 million of gain from the realization of certain barter assets with an adjusted net book value of approximately $5.5 million acquired in the second quarter of fiscal 1996. The barter assets had an original face value of approximately $12.3 million of which approximately $2.8 million had been utilized through December 1996. The Company received $8.5 million from the sale. The sale of the barter assets was negotiated by certain officers and directors of the Company who also serve as officers and directors of Warnaco. While this is the Company's only significant transaction with the barter company, Warnaco has engaged in transactions for amounts significantly in excess of the Company's transaction with the issuing barter company during the relevant period. Warnaco has done, and continues to do business with the issuing barter company. The increase in selling, general and administrative expenses for the six months primarily reflects approximately $5.6 million of additional advertising expenses incurred in the first quarter of fiscal 1997 related to the Olympics and Inner-City Games, the higher mix of Retail division sales which require a higher level of selling and administrative expenses than the wholesale divisions, higher depreciation and amortization expenses of $0.2 million and $1.0 million of severance costs related to a reduction in work force that is expected to save the Company approximately $3 million per year.

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

     On September 6, 1996, the Company entered into a $200 million Credit Agreement (the '$200 Million Credit Agreement') with GE Capital, The Bank of Nova Scotia, Union Bank of California and Societe Generale which replaced the Company's previous $250 Million Credit Agreement. The decrease in the total amount of the Credit Agreement commitment reflects the Company's intent not to exercise their option to repurchase the remaining portion of the Series A Warrant from GE Capital representing 1.8 million shares at $24 per share. The $200 Million Credit Agreement has a term of five years and provides for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility in the amount of $150 million (the 'Revolving Loan'). Borrowing under the $200 Million Credit Agreement accrues interest at the lenders base rate or at LIBOR plus 1.5%. In addition, the agreement allows the Company to repurchase up to $10 million of its own common stock after March 1, 1997, under certain conditions. The outstanding balance on the Company's Revolving Loan at February 12, 1997 was approximately $98 million and the outstanding balance under the Term Loan was $50 million.

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

                                           AUTHENTIC FITNESS CORPORATION


Date: March 24, 1997                   By:        /s/ WALLIS H. BROOKS
                                          .....................................
                                                      WALLIS H. BROOKS
                                                SENIOR VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER,
                                                   PRINCIPAL FINANCIAL
                                                  AND ACCOUNTING OFFICER





                              STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as...............'r'