Form 10-Q
period 1997-04-05
AUTHENTIC FITNESS CORP
filed 1997-05-20
CIK 887538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 5, 1997

                                                    or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ____________ to _____________


                         COMMISSION FILE NUMBER 1-11202

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

                                         [X]  Yes       [  ]  No

The number of shares outstanding of the registrant's Common Stock as of May 15, 1997 is: 22,419,730.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          AUTHENTIC FITNESS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)

                                                       April 5, 1997            July 6, 1996
                                                       -------------             -----------
                                                        (Unaudited)
ASSETS
Current assets:
 Cash                                                      $   1,035               $   1,499
 Accounts receivable - net                                   115,173                  75,274
 Accounts receivable from affiliates                           3,670                   4,004
  Inventories:
    Finished goods                                            60,260                  45,960
    Raw materials and work in process                         32,795                  18,817
                                                           ---------               ---------
  Total inventories                                           93,055                  64,777
Other current assets                                           8,038                  19,710
                                                          ----------               ---------
        Total current assets                                 220,971                 165,264
                                                          ----------               ---------
Property, plant and equipment, (net of accumulated
  depreciation of $15,721 and $11,062, respectively)          53,224                  42,786
Intangibles and other assets - net                            73,528                  73,416
                                                          ----------               ---------
                                                           $ 347,723               $ 281,466
                                                          ==========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowing under revolving credit facility                $ 107,803               $  68,214
  Current portion of long-term debt                            2,839                   2,844
  Accounts payable and accrued liabilities                    35,500                  29,701
  Accounts payable to affiliates                              24,178                  14,132
  Federal and other income taxes                               4,143                      --
                                                          ----------               ---------
        Total current liabilities                            174,463                 114,891
                                                          ----------               ---------

Long-term debt                                                49,283                  49,432
Deferred income taxes                                            414                     420

Stockholders' equity:
  Common Stock; $.001 par value                                   23                      21
  Capital in excess of par value                             159,239                 159,239
  Cumulative translation adjustment                             (823)                   (723)
  Retained earnings (deficit)                                (34,876)                (41,814)
                                                          ----------               ---------
    Total stockholders' equity                               123,563                 116,723
                                                          ----------               ---------
                                                           $ 347,723               $ 281,466
                                                          ==========               =========


This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                          AUTHENTIC FITNESS CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)




                                                 Third Quarter Ended                      Nine Months Ended
                                              April 5,           March 30,           April 5,           March 30,
                                                1997               1996               1997                 1996
                                              ----------       ------------         ---------           --------
Net revenues                                  $ 104,952          $  98,860           $ 214,060          $ 219,066
Cost of goods sold                               58,364             68,622             129,697            147,990
                                              ---------          ---------           ---------          ---------
Gross profit                                     46,588             30,238              84,363             71,076

Selling, general and admini-
 strative expenses                               25,213             33,670              63,692             68,107
                                              ---------          ---------           ---------          ---------

Income (loss) before interest and
  income taxes                                   21,375             (3,432)             20,671              2,969
Interest expense                                  3,484              3,402               9,684              8,332
                                              ---------          ---------           ---------          ---------

Income (loss) before income
 taxes                                           17,891             (6,834)             10,987             (5,363)
Provision (benefit) for
 income taxes                                     3,955             (2,631)              3,955             (2,171)
                                              ---------          ---------           ---------          ---------

Income (loss) before extra-
  ordinary item                                  13,936             (4,203)              7,032             (3,192)
Extraordinary item                                   --             (1,359)               --               (1,359)
                                              ---------          ---------           ---------          ---------

Net income (loss)                             $  13,936          $  (5,562)          $   7,032          $  (4,551)
                                              =========          =========           =========          =========

Income (loss) per common share:

Income (loss) before extraordinary
  item                                        $    0.62          $   (0.21)          $    0.31          $   (0.17)
Extraordinary item                                   --              (0.07)               --                (0.07)
                                              ---------          ---------           ---------          ---------
Net income (loss) per share                   $    0.62          $   (0.27)          $    0.31          $   (0.24)
                                              =========          =========           =========          =========

Weighted average number of
 common shares outstanding                       22,565             20,356              22,494             19,326
                                              =========          =========           =========          =========


Related parties transactions  included in the Consolidated  Condensed Statements of Operations:

Product sales                                 $   2,648         $    2,130           $  15,552          $   5,319
Purchases of goods
  and services                                    1,447              1,366               4,026              4,576
Royalties paid and accrued                        1,951              1,828               4,086              4,215
Interest expense                                  3,025                204               4,887                758

This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                          AUTHENTIC FITNESS CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)



                                                                           Nine Months Ended
                                                                   -----------------------------------
                                                                    April 5, 1997       March 30, 1996
                                                                   --------------       --------------
Cash flows from operating activities:
    Net income (loss)                                                 $ 7,032              $ (4,551)
    Non-cash items included in net income:
      Depreciation and amortization                                     6,557                 5,608
      Herman's bad debt loss                                               --                11,763
      Extraordinary item                                                   --                 1,359

      Change in deferred taxes                                             --                (7,198)
      Other                                                             2,597                 2,052
    Income taxes                                                       11,833                (2,772)
    Other changes in operating accounts                               (40,592)              (77,865)
                                                                     --------              --------
       Net cash used in operating activities                          (12,573)              (71,604)

Cash flows from investing activities:
    Purchases of equipment and other long-term assets                 (18,803)              (13,318)
    Other, net                                                         (2,773)               (1,562)
                                                                     --------              --------
       Net cash used in investing activities                          (21,576)              (14,880)

Cash flows from financing activities:
   Borrowing under revolving credit facility                          (10,411)              112,477
   Net proceeds from the sale of common stock and exercise of
    options                                                               773                51,712
   Purchase of Series A Warrant                                            --               (36,484)
   Issuance of long-term debt                                          50,274                38,500
   Dividends paid                                                        (861)                 (732)
   Payment of deferred financing fees                                  (5,663)               (2,070)
   Repayments of debt                                                    (427)              (76,291)
                                                                     --------              --------
       Net cash provided by financing activities                       33,685                87,112
                                                                     --------              --------

Net change in cash                                                       (464)                  628
Cash at beginning period                                                1,499                   772
                                                                     --------              --------

Cash at end of period                                                $  1,035              $  1,400
                                                                     ========              ========

Other changes in operating accounts:
    Accounts receivable                                              $(31,065)             $(43,438)
    Inventories                                                       (28,277)              (14,330)
    Other current assets                                                2,910               (12,180)
    Accounts payable and accrued liabilities                           15,840                (7,917)
                                                                     --------              --------
                                                                     $(40,592)             $(77,865)
                                                                     ========              ========


This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                          AUTHENTIC FITNESS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all of the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of April 5, 1997 as well as its results of operations and cash flows for the periods ended April 5, 1997 and March 30, 1996. Operating results for interim periods may not be indicative of results for the full fiscal year. The Consolidated Condensed Balance Sheet at July 6, 1996 has been derived from the audited Consolidated Balance Sheet included in the Company's Form 10-K for the year then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 6, 1996.

2. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

3. On September 6, 1996, the Company entered into a $200 Million Credit Agreement (the "$200 Million Credit Agreement") with GE Capital, The Bank of Nova Scotia, The Bank of California and Societe Generale, which replaced the Company's previous $250 Million Credit Agreement. The decrease in the total amount of the loan commitment reflects the Company's decision not exercise its option to purchase the remaining portion of the Series A Warrant representing approximately 1.8 million shares at $24 per share.
      The $200 Million Credit Agreement is for a term of five years and provides for a term loan (the"Term Loan") in the amount of $50 million and a revolving loan facility (the "Revolving Loan") in the amount of $150 million. Borrowing under the $200 Million Credit Agreement accrues interest at the lenders base rate or at LIBOR plus 1.5% (approximately 7.7% at April 5, 1997). The Company is also required to pay a commitment fee on the unused portion of the Revolving Loan equal to .50% per annum on the average daily unused revolving loan commitment. In addition, the $200 Million Credit Agreement allows the Company to repurchase up to $10 million of its own Common Stock after March 31, 1997, under certain conditions. The Term Loan is payable in nine semi-annual installments commencing on June 30, 1997 and a final installment of $7,500,000 due September 1, 2001.

4. During the first quarter of fiscal 1997 GE Capital exercised the Series A Warrant and acquired 1,809,109 shares of the Company's common stock.

5. As of July 6, 1996 the Company had approximately $3.5 million of net operating loss carryforwards ($1.2 million of income tax benefit) available to offset future provisions for income taxes for financial reporting purposes. The Company had recorded valuation allowances equal to such future benefits at July 6, 1996. The Company's provision for income taxes for the nine month period ended April 5, 1997 reflects an income tax rate of 36% which represents the Company's expected income tax rate for the full 1997 fiscal year. In addition, the Company has recognized the benefit related to its net operating loss carryforward in the third quarter of fiscal 1997.

6. On January 1, 1997, one of the Company's three distribution centers, located in Sparks Nevada, was flooded destroying certain inventory owned by the Company. The Company is insured

                          AUTHENTIC FITNESS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      for such losses as well as for profits lost due to business interruption. As of April 5, 1997, the Company had recorded a $20.2 million receivable from the insurance company related to this claim representing $9.5 million for the cost of inventory damaged in the flood, $7.5 million of lost profit on orders that were that were lost due to the flood and $3.2 million of other covered expenses. As of April 5, 1997 the Company had received $12.0 million from the insurance Company against such claim receivable.

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

8. In fiscal 1996, the Company discussed with its auditors certain weaknesses in the Company's internal accounting and control procedures primarily related to the timely analysis of balance sheet and income statement accounts in connection with the preparation of interim financial statements and specifically the valuation and adjustment of inventory and other account balances. These items involved the allocation of overhead costs to inventory, the valuation of certain prior and current season inventory, certain book to physical inventory adjustments and the interim analysis of certain accrual, prepaid and reserve accounts.

      Commencing in 1996, the Company effected improvements in its internal accounting controls and procedures by improving its inventory monitoring systems and controls including the development of a cycle count program for its raw material and trim inventory, implementing supplemental procedures to review and adjust interim balance sheets and income statements and by appointing additional financial and accounting personnel. In addition, the Company has effected certain structural changes in its business and operations which the Company believes eliminates certain inventory control issues including subcontracting substantially all manufacturing and production control functions, closing its Company-owned outlet stores and exiting the skiwear business. The Company believes that these systems improvements, personnel changes and structural changes have significantly enhanced the Company's internal control structure and operations.

9. On May 9th 1997, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS.

                     STATEMENT OF OPERATIONS (SELECTED DATA)
                        (amounts in millions of dollars)


                                                Third Quarter ended                    Nine Months Ended
                                             -------------------------            --------------------------
                                              April 5,        March 30,           April 5,         March 30,
                                               1997             1996               1997              1996
                                               ----             ----               ----              -----
Net revenues                                   $105.0           $ 98.9            $214.1           $219.1
Cost of goods sold                               58.4             68.7             129.7            148.0
                                               ------           ------            ------           ------
Gross profit                                     46.6             30.2              84.4             71.1
 % to net revenue                                44.4%            30.6%             39.4%            32.4%

Selling, general and administrative
   expenses                                      25.2             33.6              63.7             68.1
                                               ------           ------            ------           ------
Income (loss) before interest and
   income taxes                                  21.4             (3.4)             20.7              3.0
Interest expense                                  3.5              3.4               9.7              8.3
Provision (benefits) for income taxes             4.0              2.6               4.0             (2.1)
                                               ------           ------            ------           ------
Income (loss) before extraordinary
    items                                      $ 13.9           $ (4.2)           $  7.0           $ (3.2)
                                               ======           ======            ======           ======


      Net revenues for the third quarter of fiscal 1997 increased 6.2% to $105.0 million from $98.9 million in the third quarter of fiscal 1996. Net revenues for the third quarter of fiscal 1997 were negatively impacted by approximately
$15.5 million reflecting orders cancelled due to the previously announced flood and consequent lost shipping in January. Adjusting for the impact of the flood, net revenues would have increased over 21% compared to last year. Speedo Division net revenues for the third quarter of fiscal 1997 were $56.3 million, 10.5% ahead of last year's net revenues of $51.0 million. Adjusting for the lost shipments related to the flood, net revenues for the Speedo Division would have increased over 40% in fiscal 1997 compared to fiscal 1996.
Designer swimwear division net revenues for the third quarter of fiscal 1997 were $34.3 million, 14.2% ahead of last year of $30.0 million. Net revenues for the Authentic Fitness Retail Stores for the third quarter of fiscal
1997 increased 26.6% to $10.5 million from $8.3 million in the third quarter of fiscal 1996. The Company currently has 146 stores, an increase of 42 stores since the end of fiscal 1996. Net revenues for the first nine months of fiscal 1997 were $214.1 million a decrease of 2.3% from $219.1 million reported in the first nine months of fiscal 1996. The decrease in net revenues for the first nine months of fiscal 1997 compared to fiscal 1996 is primarily attributable the loss of revenue due to the flood of approximately $24.1 million, discontinuance of the outlet store and skiwear businesses of approximately $7.0 million and the loss of net revenues attributable to Herman's of $4.6 million. Adjusting net revenues for the discontinued operations and the flood, net revenues would have increased approximately 10.4% in the first nine months of fiscal 1997 compared to fiscal 1996.

      Gross profit for the third quarter of fiscal 1997 increased 54.1% to $46.6 million from the $30.2 million reported in the third quarter of fiscal 1996. Gross profit for the first nine months of fiscal 1997 increased to $84.4 million from $71.1 million in the first nine months of fiscal 1996. Gross profit as a percentage of net revenues (after adjusting for the flood ) was 41.9% in the third quarter of fiscal 1997 compared to 38.0% (before charges) in the third quarter of fiscal 1996. The increase reflects strong regular price selling and the positive impact of discontinuing the outlet store and skiwear businesses. Gross profit as a percentage of net revenues for the first nine months of fiscal 1997 was 39.4%,compared to 32.4% for the same period of fiscal 1996.

      Selling, general and administrative expenses decreased to $25.2 million (24.0% of net revenues) in the third quarter of fiscal 1997 from $33.7 million (34.0% of net revenues) in the third quarter of fiscal 1996. Selling, general and administrative expenses decreased to $63.7 million (29.7% of net revenues) in the first nine months of fiscal 1997 from $68.1 million (31.0% of net revenues) in the first nine months of fiscal 1996. Selling, general and administrative expenses for the third quarter and first nine months of fiscal 1996 includes an $11.7 million bad debt write off related to the Herman's bankruptcy. Selling, general and administrative expenses before the impact of the Herman's bankruptcy for fiscal 1996 were $22.0 million and $51.7 million for the quarter and nine months, respectively. The increase in selling, general and administrative expenses for the third quarter of fiscal 1997 compared to fiscal 1996 reflects the impact of opening over 40 additional Authentic Fitness Retail Stores since the end of the third quarter of fiscal 1996. The increase in selling, general and administrative expenses for the first nine months of fiscal 1997 compared to fiscal 1996 reflects approximately $3.6 million of additional advertising expenses incurred in the first half of fiscal 1997 related to the Olympics and Inner-City Games, the higher mix of Retail
Division sales which require a higher level of selling and administrative expenses than the wholesale divisions, higher depreciation and amortization expenses of $0.8 million and severance costs of $1.3 million related to a reduction in force that is expected to save the Company approximately $3 million per year.

      Income (loss) before interest and income taxes was $17.9 million in the third quarter of fiscal 1997 an increase of $24.7 million compared to the loss of $6.8 million reported in fiscal 1996. Income (loss) before interest and income taxes for the first nine months of fiscal 1997 was $11.0 million compared to a loss of $5.4 million in the comparable fiscal 1996 period. The increase in income before interest and income taxes in fiscal 1997 compared to fiscal 1996 reflects the increased gross profit and lower selling, general and administrative expenses, as noted above.

      Interest expense was $3.5 million in the third quarter of fiscal 1997 compared to $3.4 million in the third quarter of fiscal 1996. Interest expense for the first nine months of fiscal 1997 was $9.7 million compared to $8.3 million in the first nine months of fiscal 1996. The increase in interest expense compared to last year for both the quarter and the first nine months resulted primarily from borrowing to support the expansion of the Company's Authentic Fitness Retail Stores and the increase in the interest rate of the Company's outstanding borrowings.

      The Company did not record an income tax provision or benefit for the first six months of fiscal 1997. The Company's provision for income taxes for the nine months period ended April 5, 1997 reflects an income tax rate of 36% which represents the Company's expected income tax rate for the full 1997 fiscal year. The Company recognized benefit related to its net operating loss carryforward in the third quarter of fiscal 1997 of approximately $3.0 million.

      Net income for the third quarter of fiscal 1997 was $13.9 million compared to a net loss of $5.6 million in the third quarter of fiscal 1996. Net income for the first nine months of fiscal 1997 was $7.0 million compared to a net loss of $4.6 million in fiscal 1996. The improved net income reflects the higher gross profit and lower selling, general and administrative expenses, as noted above.

CAPITAL RESOURCES AND LIQUIDITY.

      On August 16, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared its first quarterly cash dividend of $0.0125 per share, equivalent to an annual rate of $0.05 per share. The Company has since declared seven successive quarterly cash dividends of $0.0125 per share. The Company believes that the payment of a regular quarterly cash dividend helps broaden the Company's shareholder base.

      On September 6, 1996, the Company entered into a $200 million Credit Agreement (the "$200 Million Credit Agreement") with GE Capital, The Bank of Nova Scotia, The Bank of California and Societe Generale which replaced the Company's previous $250 Million Credit Agreement. The decrease in the total amount of the Credit Agreement commitment reflects the Company's intent not to exercise their option to repurchase the remaining portion of the Series A Warrant from GE Capital representing 1.8 million shares at $24 per share. The $200 Million Credit Agreement is for a term of five years and provides for a term loan (the "Term Loan") in the amount of $50 million and a revolving loan facility in the amount of $150 million (the "Revolving Loan"). Borrowing under the $200 Million Credit Agreement accrues interest at the lenders base rate or at LIBOR plus 1.5%. In addition, the agreement allows the Company to repurchase up to $10 million of its own common stock after March 1, 1997, under certain conditions. The outstanding balance on the Company's Revolving Loan at May 15, 1997 was approximately $103 million and the outstanding balance under the Term Loan was $50 million.

      The Company plans to expand its channels of distribution and provide growth in its operations by opening additional Speedo Authentic Fitness retail stores. The Company currently has 146 stores open. The cost of leasehold improvements, fixtures and the additional working capital associated with the opening of an average new store is expected to be approximately $250,000, which is approximately equal to the average for fiscal 1997.

      The Company's liquidity requirements arise primarily from its debt service requirements and the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs arising at the end of the third quarter and beginning of the fourth quarter of the fiscal year. The Company typically generates nearly all of its operating cash flow in the fourth quarter of the fiscal year reflecting third and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year. The Company meets its seasonal working capital needs by utilizing amounts available under its revolving line of credit. The Company has amended and increased its lines of credit several times in the last two years, primarily to support the growth in its swimwear divisions and to fund the rapid roll-out of the Authentic Fitness Retail Stores.

      Net cash used in operating activities was $12.6 million in the first nine months of fiscal 1997 compared to a use of $71.7 million in the first nine months of fiscal 1996. The improvement in cash flow from operations reflects improved working capital usage, primarily prepaid expenses and accounts payable. The improvement in prepaid expenses reflects the increased spending last year leading up to the Olympic Games. The improvement in accounts payable and accrued liabilities reflects the timing of certain payments for goods purchased offshore.

      Cash used in investing activities for the first nine months of fiscal 1997 was $21.6 million compared to $14.9 million in fiscal 1996. Capital expenditures were $15.1 million in the first nine months of fiscal 1997 compared to $13.3 million in the first nine months of fiscal 1996. Capital expenditures are primarily related to the opening of the Company's Authentic Fitness Retail Stores.

      Cash flow from financing activities was $33.7 million in the first nine months of fiscal 1997 compared to $87.1 million in the first nine months of fiscal 1996. Total debt increased by $39.4 million in the first nine months of fiscal 1997 reflecting the seasonal usage of working capital as discussed above. In fiscal 1996 the Company sold 2,500,000 shares of its common stock which generated approximately $51.7 million of cash proceeds to the Company. In addition, in fiscal 1996 the Company purchased one-half of the Series A Warrant from GE Capital for $36.5 million. The Company utilized proceeds from the issuance of the Bridge Loan to complete the Series A Warrant purchase.

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

      In fiscal 1996, the Company discussed with its auditors certain weaknesses in the Company's internal accounting and control procedures primarily related to the timely analysis of balance sheet and income statement accounts in connection with the preparation of interim financial statements and specifically the valuation and adjustment of inventory and other account balances. These items involved the allocation of overhead costs to inventory, the valuation of certain prior and current season inventory, certain book to physical inventory adjustments and the interim analysis of certain accrual, prepaid and reserve accounts.

      Commencing in 1996, the Company effected improvements in its internal controls and procedures by improving its inventory monitoring systems and controls including the development of a cycle count program for its raw material and trim inventory, implementing supplemental procedures to review and adjust interim balance sheets and income statements and by appointing additional financial and accounting personnel. In addition, the Company has effected certain structural changes in its business and operations which the Company believes eliminate certain inventory control issues including subcontracting substantially all manufacturing and production control functions and closing its company-owned outlet stores and exiting the skiwear business. The Company believes that these systems improvements, personnel changes and structural changes have significantly enhanced the Company's internal control structure and operations.

                           PART II - OTHER INFORMATION

         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)      Exhibits.

                     11.1           Earnings per share.
                     27.0           Financial Data Schedule

            (b)      Reports on Form 8-K.

                     The Company filed a Form 8-K dated March 26, 1997 and a Form 8-K/A dated April 7, 1997 reporting a change in the Company's certifying accountant.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AUTHENTIC FITNESS CORPORATION

Date:  May 20, 1997                    By: /s/ WALLIS H. BROOKS
                                             --------------------
                                             Wallis H. Brooks
                                             Senior Vice President
                                             and Chief Financial Officer
                                             Principal Financial and Accounting
                                             Officer


Date: May 20, 1997                     By:   CHRISTOPHER G. STAFF
                                             --------------------
                                             Christopher G. Staff
                                             President and Chief
                                             Operating Officer