Form 10-K
period 1997-07-05
AUTHENTIC FITNESS CORP
filed 1997-10-03
CIK 887538

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


(Mark One)
  X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 --              THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED JULY 5, 1997

                                                     OR

 --              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM__________ TO_________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 17, 1997 was approximately $203,429,000.

     The number of shares of Common Stock outstanding as of September 17, 1997 was 22,419,730.

     Documents incorporated by reference: The definitive Proxy Statement of Authentic Fitness Corporation, relating to the 1997 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

     Authentic Fitness Corporation (the 'Company') designs, manufactures and markets swimwear, swim accessories and active fitness apparel under the Speedo'r', Speedo'r' Authentic Fitness'r', Catalina'r', Anne Cole'r', Cole of California'r', Oscar de la Renta'r', Sunset Beach'r', Sandcastle'r' and Sporting Life'r' brand names; and activewear and swimwear under the White Stag'r' brand name. In addition, the Company operates 138 Authentic Fitness'r' retail stores which sell active fitness apparel in major metropolitan areas of the United States and Canada. The Speedo'r', Designer Swimwear, Retail and White Stag'r' Divisions accounted for 53%, 28%, 15% and 4%, respectively, of net revenues in fiscal 1997.

     The Company has leveraged the strength of its brand names and reputation for quality to (i) continue to develop its core business, (ii) expand its product offerings into new categories and (iii) enter new channels of distribution. Due to the successful implementation of these strategies, the Company's net revenues increased to $323.1 million in fiscal 1997 from $85.5 million in fiscal 1991, a compound annual growth rate of 24.8%.

     As part of the Company's strategy to expand its product lines and enter new channels of distribution, the Company acquired substantially all of the assets of Taren Holdings, Inc. ('Taren'), a manufacturer and distributor of swimwear and sportswear under a variety of brand names including Catalina'r', Anne Cole'r', Cole of California'r', Sporting Life'r' and Sandcastle'r' (the 'Catalina/Cole Acquisition') in October 1993. The purchase price for the acquired assets was approximately $42.6 million. After reflecting proceeds from the (i) sale of the Colonial Division of Taren, (ii) sale of various surplus fixed assets, (iii) cash collected from accounts receivable and (iv) proceeds from the sale of certain acquired inventories, the net cash required for the purchase was approximately $22 million. Cumulative earnings from this investment since October 1993 have been approximately $45 million or more than two times the net cash purchase cost in less than four years of operations.

SPEEDO'r' DIVISION

     The Speedo'r' brand name is preeminent in the competition swimwear market with over a 60% market share in fiscal 1997 and is widely recognized for product innovation, quality and performance. The Speedo'r' Division's product line consists of women's and men's competition swimwear and swim accessories, men's swimwear and coordinating t-shirts, women's fitness swimwear, Speedo'r' Authentic Fitness'r' activewear and children's swimwear, all of which are marketed under the Speedo'r' brand name.

     The Company's strategy for the Speedo'r' Division is to attract new customers to its core competition swimwear lines, and to expand its dominance in competition swimwear to other markets for fitness apparel such as aerobics, recreational water sports and volleyball; thereby targeting customers for whom performance, quality and authenticity are important product attributes and to open new channels of distribution, including its rapidly growing chain of Speedo'r' Authentic Fitness'r' retail stores.

     Speedo'r' swimwear has been associated with swimming and diving champions since the 1950s, when it was first worn by the Australian Olympic Swim Team. In the 1996 Summer Olympics in Atlanta, 24 out of 26 of the U.S. swimming medals were won by athletes wearing Speedo'r' suits. The Company has promotional contracts with Olympic medalists and world champions Amy Van Dyken, Angel Martino, Jenny Thompson, Josh Davis, Gary Hall, Greg Louganis, Janet Evans, Mark Lenzi, Mary Ellen Clark and Summer Sanders as well as 1996 Olympic beach volleyball gold medalist Karch Kiraly and Sinjin Smith. At the 1997 United States Swimming National championships held in Nashville, Tennessee, swimmers wearing Speedo'r' suits won 94% of the women's medals and 89% of the men's medals. In addition, 89% of all teams represented wore Speedo'r' swimwear. Since 1985, the Company has been an official sponsor of the U.S. National Swim Federation, U.S. Diving Federation and, since 1993, the U.S. Water Polo Federation as well as the corresponding Canadian federations. The Company is also an official sponsor of USA Triathlon. The Company has extended these sponsorships through the year 2000 ensuring that Speedo'r' competitive swimwear and Speedo'r' apparel will be worn through the 2000 Summer Olympics in Sydney, Australia. Management believes these athletes and the U.S. and Canadian federations provide exposure and publicity prior to and during the Olympic Games and other national and international swim meets that benefits not only the Company's competition swimwear but also the

Company's other Speedo'r' swimwear and accessories, as well as the Speedo'r' Authentic Fitness'r' line of active fitness apparel.

     The Company has an exclusive license in perpetuity to the Speedo'r' brand name for use on swimwear, activewear and related accessories in the United States, its territories and possessions, Canada, Mexico and the Caribbean Islands pursuant to a licensing agreement with Speedo'r' Holdings B.V., the worldwide licensor of the Speedo'r' brand name.

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

     Net revenues for the competition swimwear line increased to $36.7 million in fiscal 1997 from $19.9 million in fiscal 1991, a compound annual growth rate of 10.7%.

ACTIVE FITNESS

     The active fitness line includes both fitness swimwear for women and the Speedo'r' Authentic Fitness'r' line of active fitness apparel for men and women. The Company believes that the Speedo'r' brand's reputation for performance, quality and authenticity provides a natural base from which to build into the fitness apparel market.

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

     The Company has benefited from increased awareness of the Speedo'r' Authentic Fitness'r' line as a result of its promotional contracts with several of the medalists who wore Speedo'r' swimwear products in the 1996 Summer Olympics and a number of professional volleyball players and triathletes. The Company has promotional contracts with Karch Kiraly who was a gold medal winner at the 1996 Summer Olympics, Sinjin Smith, professional beach volleyball's winningest player with 139 tournament victories, Holly McPeak, currently the No.1 ranked player on the WPVA tour and Linda Hanley, currently the No. 3 ranked player on the WPVA tour. The Company also has a promotional contract with Spencer Smith, a world champion triathlete.

     The increased awareness of the Speedo'r' and Speedo'r' Authentic Fitness'r' brands has allowed the Company to further expand its product line. In fiscal 1993 the Company introduced a line of swimwear, t-shirts and sportswear for children. The Speedo'r' kids line has been highly successful generating net revenues of $18.2 million in fiscal 1997, an increase of more than 49% from fiscal 1996. In September 1996, the Company's Speedo'r' kids line was the winner of the prestigious Earnie Award presented by Earnshaw Publications for 'Excellence in Design -- Swimwear'. The Company expects that this business will continue to grow significantly in future years.

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

     Net revenues for the fitness swimwear and related lines increased to $12.2 million in fiscal 1997 from $1.5 million in fiscal 1991, a compound annual growth rate of 42.0%. Net revenues for the Speedo'r' Authentic Fitness'r' and related lines increased over 34% in fiscal 1997 compared to fiscal 1996.

MEN'S SWIMWEAR

     The Company's Speedo'r' brand watershorts were introduced in 1984 and are one of the leading brands of men's and boy's branded swimwear in department and specialty stores commanding a 16% market share for the 1997 selling season. The Company's watershorts are designed for men who participate in active sports and recreation in and out of the water. The watershorts are made of cotton or nylon fabric and come in a wide variety of color combinations, designs and lengths.

     Since 1990 the Company has offered a collection of colorful Speedo'r' T-shirts with bold graphics that coordinate with the color schemes and designs used in Speedo'r' swimwear to provide an important complement to the swimwear and Speedo'r' Authentic Fitness'r' lines. Stores which previously sold only Speedo'r' swimwear may now display Speedo'r' T-shirts with such swimwear and thus provide the consumer with the opportunity to purchase coordinated tops and bottoms. The Company has also developed garments for use for a wide variety of fitness activities which range from aerobics and running to triathlon and cycling including shorts, pants and tops primarily made of cotton and nylon knitted fabrics.

     The Company's successful extensions of the men's swimwear line include the introduction of the Speedo'r' Surf Runner'tm' nylon cross training watershorts, which have become a key item in Speedo'r's activewear collection. The Company has recently introduced a line of men's watershorts and tops under the Duke Kahanamoku'r' brand name targeted toward surfers which generated approximately $1 million of sales in fiscal 1997.

     The Company's Speedo'r' brand watershorts and T-shirts are sold primarily through department, sporting goods and specialty stores and catalogs. The Company purchases T-shirt blanks and prints them domestically. The watershorts are sourced principally from a variety of international sources. The buying agent for products that are sourced from the Far East is either ASCO International Sourcing Limited or Soaring Force Limited (collectively, 'ASCO'). ASCO sources the manufacture of such products, inspects finished goods prior to shipment, facilitates the shipment of goods from foreign ports and arranges for the issuance of letters of credit to manufacturers for finished products. ASCO is an affiliate of Pentland Ventures Ltd ('Pentland'), one of the Company's principal stockholders.

     Net revenues for men's swimwear, primarily watershorts and T-shirts increased to $21.1 million in fiscal 1997 from $15.7 million in fiscal 1991.

ACCESSORIES

     Speedo'r' accessories represent a major and growing product classification for the Company complementing the competition swimwear, aquatic fitness and recreational watersports lines. The Company's Speedo'r' accessories include a diverse range of products including swim goggles, swimming caps, nose clips, masks, snorkels, ear plugs, kickboards, floatation devices, and aquatic exercise gear including the Speedo'r' Aquatic Cross-Training Mitt'tm' which provides a more effective and efficient full body workout while swimming. Accessories which can be used by fitness participants out of the pool include duffle bags, athletic bags, sandals and Speedo'r' Surf Walker'tm' and Beachers'r' footwear, for use by the pool or at the beach.

     The Company continues to develop innovative and functional accessories to support the growing number of fitness swimmers participating in water aerobics and lap swimming.

     The mainstay of the Speedo'r' accessories line is swim goggles. Made from polycarbonate plastic, the goggles come in varied shapes and tints and include anti-fog, hypo-allergenic and prescription vision models. Management believes that Speedo'r' is the number one brand of swim goggles sold in sporting goods stores.

     The swim goggle line is primarily manufactured by the Company to provide more control over the manufacturing process and quick response to the needs of the Company's customers. Latex and silicone swimming caps are sourced from the Far East from manufacturers using specially-designed molds that the Company either owns or has exclusive rights to use. Other products in the Speedo'r' accessories line are sourced from a variety of domestic and international sources. Swim goggles and other accessories are available in most department, sporting goods and specialty stores which carry other Speedo'r' products.

     Net revenues of the accessories line increased to $28.5 million in fiscal 1997 from $19.5 million in fiscal 1991.

DESIGNER SWIMWEAR DIVISION: CATALINA'r', ANNE COLE'r', COLE OF CALIFORNIA'r', OSCAR DE LA RENTA'r', SANDCASTLE'r', SUNSET BEACH'r', WHITE STAG'r' AND SPORTING LIFE'r'

     The Designer Swimwear Division's product line consists of women's swimwear under the nationally recognized brand names: Catalina'r', Anne Cole'r', Cole of California'r', Oscar de la Renta'r', Sandcastle'r', Sunset Beach'r', White Stag'r' and Sporting Life'r'. Each of the brands targets a specific consumer and price point. Anne Cole'r' and Oscar de la Renta'r' are designer brands, Cole of California'r', Sandcastle'r' and Sporting Life'r' are missy brands and Sunset Beach'r' is a junior brand, all of which target the department and specialty store market. The Catalina'r' and White Stag'r' brands target the mass merchandise market. These brands have allowed the Company to expand its distribution in department and specialty stores and to add new channels of distribution, including mass merchandisers. Prior to the Catalina/Cole Acquisition, the Company estimates that less than 10% of the Company's total women's Speedo'r' swimwear sales were through department and specialty stores. The Company seeks to grow its Designer Swimwear Division by expanding the number of stores that carry its brands and increasing the presence of its brands within each store location.

     For the 1997 selling season three of the Company's designer brand names were top ten best sellers at retail. Anne Cole'r' was the fourth best selling missy swimwear brand, Cole of California'r' was the eighth best selling missy swimwear brand and Sunset Beach'r' was the third best selling junior swimwear brand. All of these brands experienced significant growth in market share in the 1997 selling season compared to 1996.

     During fiscal 1994, the Company capitalized on the high level of consumer recognition and mass appeal of the Catalina'r' brand by repositioning it to a line of swimwear and active apparel for the mass merchandise market. The Company entered into a license agreement with Wal-Mart Stores, Inc. ('Wal-Mart') pursuant to which Wal-Mart has the right, on a non-exclusive basis, to source, distribute and sell swimwear and activewear under the Catalina'r' brand name. In fiscal 1997, net revenues from this agreement under the Catalina'r' brand were $26.8 million. In addition, the Company entered into an exclusive license agreement for a period of ten years with an option to renew for an additional ten years with The Warnaco Group, Inc., a related party ('Warnaco'), pursuant to which Warnaco has the right to manufacture and distribute men's and women's sportswear under the Catalina'r' brand name. The Company recorded approximately $0.4 million of royalty income associated with this agreement in fiscal 1997. See Note 11 of Notes to Consolidated Financial Statements.

     The White Stag'r' brand name, over 100 years old, is one of the most recognized brand names in the United States. In 1992, the Company made a strategic decision to capitalize on the awareness and potential mass appeal of the White Stag'r' brand name by redirecting it to a line of activewear, outerwear, swimwear and goggles for the mass merchandise market. In fiscal 1997, the Company shipped approximately $4.8 million of men's and women's activewear and swimwear under the White Stag'r' brand to Wal-Mart.

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

     The Designer Swimwear Division's net revenues have increased 211% to $89.3 million since the Company purchased the designer brands from Taren in October 1993. Net revenues for the Designer Swimwear Division increased 10.6% to $89.3 million in fiscal 1997 from the $80.7 million recorded in fiscal 1996.

AUTHENTIC FITNESS'r' RETAIL STORES DIVISION

     Authentic Fitness'r' retail stores are designed to appeal to participants in water and land-based fitness activities, and to offer a complete line of Speedo'r' and Speedo'r' Authentic Fitness'r' products that sell throughout the year. The stores are a model for innovative retailing of the Company's products and a proving ground for new products and marketing and merchandising techniques. In November 1992, the Company opened its first Speedo'r' Authentic Fitness'r' retail store in Los Angeles; since then the Company has opened 137 additional stores (through September 17, 1997) in major metropolitan areas of the United States and Canada to bring the total number of stores open to 138. During fiscal 1997 the Company opened 52 new stores. The average capital expenditure for a new store was approximately $200,000 and each new store employs approximately five full and part-time employees. The Company believes that the success of the retail stores to date evidences substantial consumer interest in new innovative channels of distribution for fitness apparel. The Company expects to open approximately 20 additional stores per year over the next several years.

     The stores average approximately 1,100 square feet in size. Capital expenditures for each new store of average size are expected to be approximately $200,000 and will require approximately $50,000 of working capital.

     Net revenues of the Retail Division increased 25.3% to $47.8 million in fiscal 1997 from $38.1 million in fiscal 1996.

INTERNATIONAL OPERATIONS

     The Catalina/Cole Acquisition and the signing of the Oscar de la Renta'r' license are strategically intended to increase the Company's access to international markets. Catalina'r', Cole of California'r' and

Anne Cole'r' products are sold directly to department and specialty stores and through various license agreements throughout the world. Although historically a small portion of the Company's business was international, the Company believes that the strength of the Designer Swimwear brand names will create an opportunity to increase its international presence over the next several years. The Company's licensing agreements with Speedo Holdings B.V. geographically restrict the Company's international use of the Speedo'r' and other brand names to the United States, its territories and possessions, Canada, Mexico and the Caribbean Islands.

     The Company has a Canadian subsidiary which engages in manufacturing, sales and marketing activities. Net revenues of such Canadian operations contributed $12.8 million of the Company's net revenues for fiscal 1997. With the exception of the fluctuation of local currencies against the U.S. dollar, the Company does not believe that the Canadian operations are subject to risks which are significantly different from domestic operations.

IMPORTS AND IMPORT RESTRICTIONS

     Although the Company imported approximately 55.6% of its finished products in fiscal 1997, substantially all of its competition swimwear is sourced domestically or manufactured in the Company's facilities in the U.S. The Company's fashion swimwear for women is manufactured in the Company's facilities or is sourced from domestic and Mexican contractors. Imports from certain countries are subject to the constraints imposed by bilateral agreements between the United States and substantially all of the countries from which the Company imports goods. These agreements impose quotas that limit the quantity of certain types of goods, including many of those imported by the Company, which can be imported into the United States from those countries. Such agreements also allow the United States to impose, under certain conditions, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. The bilateral agreements through which quotas are imposed have been negotiated under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Arrangement. Many quota and tariff restrictions negotiated under the Multifiber Arrangement are being phased out over periods of up to ten years under the World Trade Organization.

     The Company's continued ability to source products that it imports may be adversely affected by additional bilateral agreements, unilateral trade restrictions, significant decreases in import quotas, the disruption of trade from exporting countries as a result of political instability or the imposition of additional duties, taxes and other charges on imports.

EMPLOYEES

     The Company and its subsidiaries employed approximately 1,211 employees at July 5, 1997, less than 1% of whom were represented by a labor union. The Company considers its relationship with employees to be good and has not experienced interruptions of operations due to labor disagreements.

CUSTOMERS

     In fiscal 1996, Wal-Mart accounted for 11% of the Company's net revenues. In fiscal 1995 and fiscal 1997, no customer accounted for more than 10% of the Company's net revenues.

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

TRADEMARKS AND LICENSING AGREEMENTS

     The Company has license agreements in perpetuity with Speedo Holdings B.V. which permit the Company to design, manufacture and market certain men's, women's and children's apparel including swimwear, sportswear and a wide variety of other products using the Speedo'r' trademark and certain other trademarks including Speedo'r' Surf Walkers'tm' and Speedo'r' Authentic Fitness'r'. The Company's license to use the Speedo'r' trademark and such other trademarks was granted in perpetuity subject to certain conditions and is exclusive in the United States, its territories and possessions, Canada, Mexico and the Caribbean Islands. Speedo Holdings B.V. retains the right to use or license such brand names in other jurisdictions and actively uses or licenses such brand names throughout the world outside of the Company's licensed areas. The agreements provide for minimum royalty payments to be credited against future royalty payments based on a percentage of net sales. Speedo Holdings B.V. has the right to approve any designs bearing the licensed trademark as defined in the license agreements. The license agreements may be terminated, with respect to a particular territory only in the event the Company does not pay royalties for, or abandons, the trademark in such territory or in the event the Company manufactures or is controlled by a company that manufactures racing/competitive swimwear, swimwear caps or swimwear accessories, as specifically defined in the license agreements, under a different trademark. Speedo Holdings B.V. is an affiliate of Pentland. In addition, the Company has certain rights to sublicense the Speedo'r' trademark within the geographic regions covered by the licenses.

     In 1992, the Company entered into an agreement with Speedo Holdings B.V. granting certain irrevocable rights to the Company relating to the use of the Authentic Fitness'r' name and service mark, which rights are in addition to the rights under the license agreements with Speedo Holdings B.V.

     In September 1993, the Company entered into a worldwide license agreement with Oscar de la Renta Licensing Corporation for the design, manufacture and marketing of women's and girls' swimwear and activewear under the Oscar de la Renta'r' brand name. The agreement granting the exclusive right to use the Oscar de la Renta'r' trademark is valid for a term up to and including March 31, 1999 and provides for the payment of certain minimum royalty payments to be credited against earned royalty payments for each agreement year.

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

     In December 1996, the Company entered into a license agreement with Rampage Clothing Company, which grants the Company the exclusive right to manufacture, source and sell women's and girls' swimwear and accessories under the licensed RAMPAGE'r' trademark. The RAMPAGE'r' license covers an initial term through June 30, 2000, and is extendable at the Company's option for a further three year period, provided that the Company meets certain requirements at the time it seeks to exercise its option. The recent filings in the bankruptcy court in California by Rampage Clothing Company has had no effect on the continued rights and performance of the Company under the RAMPAGE'r' license.

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

     The Company licenses the Catalina'r', White Stag'r' and Cole of California'r' brand names to several international licensees for a variety of products. These agreements generally require the licensee to pay royalties and fees to the Company based on a percentage of the licensee's net sales. The Company monitors product design, development, quality and merchandising of its licensees and meets with individual licensees from time to time to assure compliance with the Company's overall marketing, merchandising and design strategies. Royalties derived from such licenses were approximately $0.5 million in fiscal 1997, $0.1 million in fiscal 1996 and $0.7 million in fiscal 1995. In 1994, the Company entered into an exclusive license agreement with Warnaco pursuant to which Warnaco has the right to manufacture and distribute men's and women's sportswear under the Catalina'r' brand name. In fiscal 1995 the Company sold to Warnaco a sub-license to manufacture and market women's intimate apparel under the Speedo'r' name. The Company recognized royalty income of approximately $0.8 million, $0.8 million and $1.4 million (including a $1 million license fee received from Warnaco) from these agreements in fiscal 1997, 1996 and 1995, respectively (See Note 11 of Notes to Consolidated Financial Statements).

     The Company believes that only the trademarks mentioned herein are material to the business of the Company.

BACKLOG

     Backlog represents booked orders which, although terminable without penalty, are believed by the Company to be firm. Because of the seasonality of the Company's business, the Company's backlog varies over the course of the year. Backlog usually peaks in November for swimwear. At September 17, 1997, the Company's backlog was $76.5 million, an increase of over 50% compared to the prior year. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality.'

ITEM 2. PROPERTIES.

     The principal executive offices of the Company are located at 6040 Bandini Boulevard, Commerce, California 90040 and are occupied pursuant to a lease which expires in 1999. The Company also maintains executive offices at 90 Park Ave., New York, New York 10016 and 11111 Santa Monica Blvd., Los Angeles, CA 90025. The Company formerly occupied certain administrative offices at 7911 Haskell Ave., Van Nuys, CA 91410, which were sub-leased from Warnaco. The Company vacated the Van Nuys facility in September 1996 and the Company and Warnaco cancelled the outstanding sub-lease agreement. The 90 Park Ave. and 11111 Santa Monica Blvd. properties are occupied on month to month leases from Warnaco.

     The Company has manufacturing, distribution and administrative facilities located in Sparks, Nevada (distribution facility), Los Angeles, California, (one warehouse, administrative and manufacturing facility and two manufacturing facilities), in Checotah, Oklahoma, (manufacturing facility), Vancouver, British Columbia, Canada (manufacturing and distribution facility) and Montreal, Quebec, Canada (distribution facility). Certain of the Company's manufacturing and warehouse facilities are also used for administrative functions. All of the Company's facilities are leased except the Checotah, Oklahoma facility, which the Company owns. Lease terms expire from December 1997 to November 2003.

     The Company leases 138 retail store locations in various cities in the United States and Canada. The leases expire from 1997 to 2007.

     All of the Company's production and warehouse facilities are located in appropriately designed buildings which are kept in good repair. All such facilities have well maintained equipment and sufficient capacity to handle present volumes. No significant facility is materially under utilized.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any litigation, other than routine litigation incidental to the business of the Company, which is individually or in the aggregate material to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their ages and their positions are set forth below.

                       NAME                           AGE                        POSITION
---------------------------------------------------   ---   ---------------------------------------------------

Linda J. Wachner...................................   51    Director, Chairman of the Board and Chief Executive
                                                              Officer
Christopher G. Staff...............................   55    President and Chief Operating Officer
Susan Guensch......................................   37    President Speedo'r' Division
Wallis H. Brooks...................................   42    Senior Vice President and Chief Financial Officer

     Mrs. Linda J. Wachner has been a Director, Chairman of the Board and Chief Executive Officer of the Company since its inception in May 1990. Mrs. Wachner concurrently serves as and has been a Director, President and Chief Executive Officer of The Warnaco Group, Inc. ('Warnaco') since August 1987, and the Chairman of the Board of Warnaco since August 1991. Mrs. Wachner was a Director and President of Warnaco from March 1986 to August 1987. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max Factor and Company from December 1978 to October 1984. Mrs. Wachner also serves as a Director of The Travelers Group Inc., Applied Graphics Technologies, Inc. and New York Stock Exchange, Inc.

     Mr. Christopher G. Staff has been President and Chief Operating Officer of the Company since February 1997. Mr. Staff served as President of the Speedo'r' and White Stag'r'/Skiwear Divisions and Chief Operating Officer of the Company from April 1992 until September 1994 and as President of the Company from May 1990 until April 1992. Mr. Staff also served as a Director of the Company from May 1990 until September 1994. Mr. Staff served as President and Chief Executive Officer of Van's, Inc. from September 1994 until June 1995 and as a consultant to the apparel and sportswear industry from June 1995 until November 1996. Mr. Staff rejoined the Company in November 1996.

     Ms. Susan Guensch has been President of the Speedo'r' Division since July 1996. Ms. Guensch joined the Company in June 1984 as Assistant Merchandiser for the Speedo'r' Division and since that time has served in various positions of increasing responsibility with the Company and its predecessor.

     Mr. Wallis H. Brooks has been the Senior Vice President and Chief Financial Officer of the Company since February 1997. Mr. Brooks served as Senior Vice President and Chief Financial Officer of the Company from October 1993 until April 1995. Mr. Brooks served in various financial and accounting positions with Warnaco from November 1988 until October 1993 and served as Vice President and Corporate Controller of Warnaco from May 1995 until February 1997. From 1984 to 1988 Mr. Brooks was associated with a predecessor to the international accounting and auditing firm Ernst & Young LLP.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol 'ASM'. The table below sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape.

PERIOD                                                                             HIGH(1)     LOW(1)
--------------------------------------------------------------------------------   -------     ------

Fiscal 1995:
     First quarter..............................................................      15 3/4      13
     Second quarter.............................................................      15 5/8      12
     Third quarter..............................................................      16 1/8      11 7/8
     Fourth quarter.............................................................      17 1/8      13 3/4
Fiscal 1996:
     First quarter..............................................................      23 3/8      16 1/8
     Second quarter.............................................................      23 1/8      18 1/8
     Third quarter..............................................................      29          21
     Fourth quarter.............................................................      28          17
Fiscal 1997:
     First quarter..............................................................      18 7/8      11
     Second quarter.............................................................      12 1/8      10 3/8
     Third quarter..............................................................      16 1/8      11 1/2
     Fourth quarter.............................................................      16          12 3/8
Fiscal 1998:
     First quarter through September 17, 1997...................................      15 3/4      11

------------------

(1) All prices have been adjusted for the two for one stock split effective February 10, 1994.

     A recent last sales price for the shares of Common Stock as reported on the New York Stock Exchange Composite Tape was 15 1/8 on September 17, 1997. On September 17, 1997 there were 141 holders of Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

     The Company declared its initial quarterly cash dividend of 1 1/4[c] per share on August 17, 1995, payable on October 2, 1995 to shareholders of record on August 30, 1995. Since that time the Company has declared eight successive quarterly cash dividends of 1 1/4[c] per share.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth for the periods indicated selected consolidated financial data for Authentic Fitness Corporation. This information should be read in conjunction with the consolidated financial statements included elsewhere herein and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.' The selected consolidated balance sheet data for the Company as of July 3, 1993, July 2, 1994, July 1, 1995 and the selected consolidated financial data for the fiscal years ended July 3, 1993 and July 2, 1994 are derived from audited consolidated financial statements not included herein. The selected consolidated financial data for the Company for the fiscal years ended July 1, 1995, July 6, 1996 and July 5, 1997 and as of July 6, 1996 and July 5, 1997 are derived from audited consolidated financial statements included elsewhere herein. The fiscal years ended July 3, 1993 and July 6, 1996 included 53 weeks of operations. The additional week of operations is not considered material to the results of operations of the Company.

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   FISCAL YEAR ENDED
                                              ------------------------------------------------------------
                                              JULY 3,      JULY 2,      JULY 1,      JULY 6,      JULY 5,
                                                1993         1994         1995         1996         1997
                                              --------     --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:
Net revenues..............................    $132,944     $178,567     $266,133     $309,609     $323,088
Gross profit..............................     47,419        63,710       97,696       75,398      132,296
Selling, general and administrative
  expenses................................     25,168        32,902       52,578       91,723       76,456
Non-recurring items.......................      --            5,658(a)     --          13,642(b)     3,354(c)
Depreciation and amortization.............      2,778         4,338        6,549       15,462        9,824
                                              --------     --------     --------     --------     --------
Income (loss) before interest, income
  taxes and extraordinary items...........     19,473        20,812       38,569      (45,429)      42,662
Interest expense..........................      4,253         4,400        6,977       11,547       13,554
                                              --------     --------     --------     --------     --------
Income (loss) before income taxes and
  extraordinary items.....................     15,220        16,412       31,592      (56,976)      29,108
Income taxes (benefit)....................      5,444         6,831       12,118      (17,623)     (10,073)
                                              --------     --------     --------     --------     --------
Income (loss) before extraordinary
  items...................................      9,776         9,581       19,474      (39,353)      19,035
Extraordinary items.......................      --           (1,591)(d)    --          (1,497)(e)    --
                                              --------     --------     --------     --------     --------
Net income (loss).........................    $ 9,776      $  7,990     $ 19,474     $(40,850)    $ 19,035
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Income (loss) per share:
Income (loss) per share before
  extraordinary items.....................    $  0.56      $   0.49     $   0.90     $  (2.00)    $   0.85
Extraordinary items.......................      --            (0.08)(d)    --           (0.08)(e)    --
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Net income (loss) per share...............    $  0.56      $   0.41     $   0.90     $  (2.08)    $   0.85
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Weighted average number of shares of
  common stock outstanding................     17,488        19,724       21,712       19,607(f)    22,514
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Product line summary:
  Net revenues:
    Speedo'r'.............................    $102,898     $113,138     $143,991     $161,920     $171,856
    Designer Swimwear.....................      --           28,739       68,572       80,695       89,258
    Authentic Fitness'r' Retail...........         426        4,620       20,418       38,135       47,786
    White Stag'r'/Skiwear.................      29,620       32,070       33,152       28,859       14,188
                                              --------     --------     --------     --------     --------
                                              $132,944     $178,567     $266,133     $309,609     $323,088
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Percentage of net revenues:
    Speedo'r'.............................       77.4 %        63.3%        54.1%        52.3%        53.2%
    Designer Swimwear.....................      --             16.1%        25.8%        26.1%        27.6%
    Authentic Fitness'r' Retail...........        0.3 %         2.6%         7.7%        12.3%        14.8%
    White Stag'r'/Skiwear.................       22.3 %        18.0%        12.4%         9.3%         4.4%
                                              --------     --------     --------     --------     --------
                                                100.0 %       100.0%       100.0%       100.0%       100.0%
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
BALANCE SHEET DATA:
    Working capital.......................    $27,370      $ 54,580     $ 66,051     $ 50,373     $ 53,118
    Total assets..........................    118,122       197,602      278,239      281,466      321,872
    Long-term debt (excluding current
      maturities).........................     21,500        19,191       32,446       49,432       42,682
    Stockholders' equity..................     56,978       121,690      141,908      116,723      133,708

------------

 (a) Non-recurring expenses include bonuses paid to senior executives in connection with the acquisition of Catalina/Cole and the disposition of certain assets of $2.8 million, expenses and bonus related to the modifications and extension of the Chairman's employment agreement of $1.2 million and the write-off of certain new product development and retail division start-up costs of $1.7 million.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (b) Includes a special bad debt loss of $11.6 million related to the write-off of uncollectible accounts receivable and the write down in the value of Herman's common stock received as a distribution to creditors as part of the settlement from Herman's March 1993 bankruptcy. Includes $2.0 million of expenses incurred by the Company in the fourth quarter of fiscal 1996 related to the terminated merger with Warnaco. See Note 10 of Notes to Consolidated Financial Statements.

 (c) Reflects excess distribution costs, not covered by insurance, as a result of the flood at the Company's Sparks, Nevada facility in January 1997. See
     Note 10 of Notes to Consolidated Financial Statements.

 (d) Reflects the write-off of deferred financing costs related to certain indebtedness repaid with the proceeds of the Company's public offering in December 1993 and the refinancing of the Company's revolving and term debt in April 1994.

 (e) Reflects the write-off of deferred financing costs related to certain indebtedness and the refinancing of the Company's credit agreement in March 1996. See Note 14 of Notes to Consolidated Financial Statements.

 (f) Does not include the effect of common stock equivalents (options and warrants) as the effect on net loss per share is anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's strategy is to leverage its leading brand names by entering new channels of distribution and expanding its product lines. Key elements of this strategy include opening Company-owned Authentic Fitness'r' retail stores, expanding its product offerings through mass merchandisers and entering international markets. The Company's accomplishments over the past four years include (i) the successful transition of the Speedo'r' brand through line extensions from a highly focused competitive swimwear brand to a complete active fitness brand, (ii) the repositioning of White Stag'r' as an activewear, outerwear and swimwear brand for the mass merchandise market, (iii) the opening of 138 Company-owned Speedo'r' Authentic Fitness'r' retail stores through September 17, 1997, which has resulted in a new channel of distribution for Speedo'r' and Speedo'r' Authentic Fitness'r' products, (iv) the acquisition of the Catalina'r', Cole of California'r' and Anne Cole'r' swimwear brands and (v) the signing of a licensing agreement to manufacture and distribute Oscar de la Renta'r' swimwear and activewear worldwide.

     Due primarily to the successful implementation of its business strategies, the Company increased net revenues to $323.1 million in fiscal 1997 from $85.5 million in fiscal 1991, a compound annual growth rate of 24.8%.

RESULTS OF OPERATIONS

     The table below summarizes certain operating information for the Company for each of the last three fiscal years. The operating results for fiscal 1996 have been adjusted to segregate losses and expenses associated with exiting the skiwear and the outlet store businesses, the special bad debt loss and the terminated merger with Warnaco from the other operations of the Company. This supplemental information should be read in conjunction with the consolidated financial statements and notes thereto provided elsewhere herein. The Company has also separately identified the impact of certain incremental inventory and accounts receivable reserves on the results of operations for fiscal 1996.

                            STATEMENT OF OPERATIONS
                                (SELECTED DATA)

                                                                                    FISCAL YEAR ENDED
                                                       ----------------------------------------------------------------------------
                                                       JULY 1,       % OF NET        JULY 6,       % OF NET       JULY 5,  % OF NET
                                                        1995         REVENUES         1996         REVENUES        1997    REVENUES
                                                       -------  -------------------  -------  ------------------- ------- ---------
                                                                                      (IN MILLIONS)

Net revenues........................................   $ 266.1           100.0%      $ 309.6            100.0%    $ 323.1    100.0%
Gross profit -- as adjusted for items below.........      97.7            36.7%         97.3             31.4%      132.3     40.9%
Selling, administrative and general expenses -- as
  adjusted for items below..........................      52.6            19.8%         83.6             27.0%       76.5     23.7%
Depreciation and amortization.......................       6.5                           7.3                          9.8
Income before extraordinary items -- as adjusted for
  items below.......................................      19.4                           2.2                         21.2
Other items:
Excess distribution costs related to the flood not
  covered by insurance..............................     --                            --                             2.2
Special bad debt loss...............................     --                             11.6                        --
Merger costs........................................     --                              2.0                        --
Exit costs related to Skiwear.......................     --                             15.5                        --
Exit costs related to outlet stores.................     --                             12.4                        --
Inventory and accounts receivable and other
  reserves..........................................     --                             18.7                        --
Net income (loss)...................................   $   8.0                       $ (40.8)                     $  19.0
                                                       -------                       -------                      -------
                                                       -------                       -------                      -------

COMPARISON OF FISCAL 1997 TO FISCAL 1996

     On January 1, 1997, one of the Company's three distribution centers, located in Sparks, Nevada, was flooded, destroying certain inventory owned by the Company. The Company is insured for such losses as well as for profits lost due to business interruption. As of July 5, 1997, the Company had recorded a $25.0 million claim receivable from the insurance company representing the cost of inventory damaged in the flood, lost profit on orders that were not shipped due to the flood and other covered expenses. In addition, in the fourth quarter of fiscal 1997, the Company incurred $3.4 million of distribution and other expenses in excess of amounts covered by insurance which have been identified as a non-recurring expense. As of July 5, 1997, the Company had received $15.5 million from the insurance company against its insurance claim.

     Net revenues increased 4.4% in fiscal 1997 to $323.1 million from $309.6 million in fiscal 1996. This increase was accomplished despite revenues lost in the second half of fiscal 1997 due to the previously discussed Sparks flood as well as the loss of revenues generated by the discontinued skiwear and outlet store businesses (See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Fiscal 1996 to Fiscal
1995). Adjusting for the impact of these items, the Company estimates that net revenues would have increased approximately 20% over fiscal 1996. The increase in net revenues reflects an increase in Speedo'r' net revenues of 6.1%, an increase in Designer Swimwear net revenues of 10.6% and an increase in Authentic Fitness'r' Retail Division net revenues of 25.3%. White Stag'r'/Skiwear net revenues decreased over $14 million primarily due the Company's strategic decision to discontinue its skiwear business in May 1996. The increase in Speedo'r' net revenues primarily reflects an increase in accessories, including Speedo'r' kids accessories, of 69%, goggles of 16% and fitness swimwear of 32%. The increase in Designer Swimwear net revenues reflects increases in Sunset Beach'r' of 19.7%, Cole of California'r' of 75.9%, Anne Cole'r' of 8.6%. Catalina'r' shipments to Wal-mart increased 5.5%. Authentic Fitness'r' Retail Division net revenues increased 25.3% reflecting the opening of 52 stores during fiscal 1997.

     Gross profit in fiscal 1997 increased to $132.3 million from $75.4 million in fiscal 1996. Gross profit as a percentage of net revenues was 40.9% in fiscal 1997 compared to 24.4% in fiscal 1996. Gross profit for fiscal 1996 includes the impact of gross profit losses attributable to the discontinued skiwear and outlet store businesses and certain incremental inventory reserve adjustments. Fiscal 1996 gross profit before the impact of these items was $97.3 million or 31.4% of net revenues. The increase in gross profit in fiscal 1997 compared to fiscal 1996 reflects a more favorable sales mix, the Company's strategic decision to move production of approximately 5 million swimsuits off-shore and the higher mix of Authentic Fitness'r' Retail Division sales which produce a higher gross profit margin than the wholesale divisions. The increase in gross profit as a percentage of net revenues in fiscal 1997 compared to fiscal 1996 reflects the favorable impact of discontinuing the outlet and skiwear operations, more favorable sales mix and favorable variances associated with off-shore sourcing, as noted above. Gross profit as a percentage of net revenues for fiscal 1997 also reflects the benefit of $8.7 million of reimbursements from the Company's insurance carrier related to losses from the Sparks, Nevada flood without the offsetting cost of goods sold. Adjusting for this item, gross profit as a percentage of net revenues was 39.3% for fiscal 1997.

     Selling, general and administrative expenses for fiscal 1997 decreased to $76.5 million (23.7% of net revenues) from $91.7 million in fiscal 1996. Selling, general and administrative expenses for fiscal 1996 include the impact of the decision to exit the skiwear and outlet store businesses and certain incremental accounts receivable and other allowances recorded by the Company in fiscal 1996. Selling, general and administrative expenses, before the impact of these items was $83.6 million (27.0% of net revenues). The decrease in selling, general and administrative expenses in fiscal 1997 compared to fiscal 1996 primarily reflects cost saving measures implemented by the Company in the first quarter of fiscal 1997 and a gain of approximately $3 million related to the sale of certain barter credits in the second quarter of fiscal 1997.

     Depreciation and amortization expenses decreased to $9.8 million in fiscal 1997 from $15.5 million in fiscal 1996. Depreciation and amortization expense for fiscal 1996 includes the write-off of goodwill and intangible assets related to the discontinued skiwear and outlet store businesses. Depreciation and amortization expense was $7.3 million before the write-off. The increase in depreciation and amortization expense primarily reflects the amortization of leasehold improvements related to the increase in the number of Authentic Fitness'r' retail stores compared to fiscal 1996.

     Interest expense increased to $13.6 million in fiscal 1997 compared to $11.5 million in fiscal 1996. The increase in interest expense in fiscal 1997 compared to fiscal 1996 primarily reflects the borrowing to fund the expansion of the Company's Authentic Fitness'r' retail stores and the related increase in working capital. The Company's borrowing rate for fiscal 1998 automatically decreased to LIBOR plus 1% from LIBOR plus 1.5% at the end of fiscal 1997 pursuant to the terms of the Company's credit agreement.

     The Company's effective income tax rate for fiscal 1997 was 34.6% compared to 31% in fiscal 1996. The difference between the Company's effective income tax rate and the statutory income tax rate of 35% reflects the impact of state income taxes offset by the benefit of reversing the valuation allowance recorded by the Company in fiscal 1996 related to net operating loss carryforwards.

     Net income in fiscal 1997 was $19.0 million compared to a net loss of $(40.8) million in fiscal 1996. The increase in net income of over $59 million reflects the increase in gross profit and lower selling, general and administrative expenses partially offset by the higher interest expense and income taxes, all as noted above. The net loss in fiscal 1996 reflects the impact of the special bad debt loss, terminated merger costs, losses related to discontinuing the skiwear and outlet store businesses and additional reserves and adjustments, as discussed below.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

     Consistent with the Company's goal of reducing operating expenses and focusing its efforts on its core, high growth swimwear and Authentic Fitness'r' Retail Store businesses, in May 1996, the Company made a strategic decision to close its closeout outlet stores ('Outlet Stores'). The Outlet Stores represented less than 4% of the Company's net revenues in fiscal 1996 and had not been profitable for the prior two years. The difficulty had been trying to sell excess swimwear year round which wasted manufacturing efficiency. Losses related to the operations of the Outlet Stores of approximately $12.4 million in fiscal 1996 include operating losses, inventory losses and the write down of the Outlet Stores' assets to net realizable value.

     In addition, in May 1996, the Company made a strategic decision to exit the skiwear business. The skiwear industry is extremely volatile, very promotional, highly dependent on the weather and the overall economy with many of its retail outlets small and undercapitalized. The Company's skiwear business was largely dependent on one customer, Herman's Sporting Goods, Inc. ('Herman's'), which announced its liquidation in May 1996. The skiwear business is highly seasonal and requires substantial amounts of working capital that the Company believes can be more effectively utilized in its rapidly growing Speedo'r', Designer Swimwear and Authentic Fitness'r' Retail Store divisions. The Company's skiwear business accounted for approximately $13.8 million of net revenues in fiscal 1996. Losses related to the skiwear business of approximately $15.5 million in fiscal 1996 include operating losses incurred during fiscal 1996, inventory losses and the write down of assets related to the skiwear business, including intangible assets and goodwill, to net realizable value.

     Herman's filed for bankruptcy on April 26, 1996 and on May 2, 1996 announced their liquidation. As a result, the Company recorded a special bad debt loss of $11.6 million related to the write-off of uncollectible accounts receivable and the write down in the value of Herman's common stock received as a distribution to creditors as part of the settlement from Herman's March 1993 bankruptcy. The special bad debt loss is net of gross recoveries from the Company's credit insurance policy of approximately $4.6 million.

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

     The Company has experienced extraordinary growth in its operations over the last several years due in large part to the successful implementation of the Company's business strategies, the acquisition of Catalina/Cole and the expansion of the Company's fashion swimwear lines and the highly successful expansion of the Company's Authentic Fitness'r' Retail Stores. However, the bankruptcy of Herman's, one of the Company's largest customers, caused significant and severe dislocation and disruption in the markets in which the Company operates.

     In view of the above described growth and market conditions, the Company completed an extensive evaluation of its accounts receivable, inventory and other accounts at the end of fiscal 1996, and as a result, the Company provided additional reserves of $18.7 million which related to and were reflected in the Company's fiscal 1996 second and third quarter interim results.

     The adjustments are summarized below (in thousands):

                                                                           SELLING, GENERAL AND
                                                              COST OF         ADMINISTRATIVE
                                                             GOODS SOLD          EXPENSES           TOTAL
                                                             ----------    --------------------    -------

Accounts receivable and other provisions..................    $ --                $5,509           $ 5,509
Inventory reserves........................................      13,227          --                  13,227
                                                             ----------          -------           -------
                                                              $ 13,227            $5,509           $18,736
                                                             ----------          -------           -------
                                                             ----------          -------           -------

     See Note 16 of Notes to Consolidated Financial Statements for the impact of these items on the Company's interim financial results for fiscal 1996.

     Net revenues increased 16.3% in fiscal 1996 to $309.6 million from $266.1 million in fiscal 1995. The increase in net revenues is a result of an increase in Speedo'r' Division net revenues of 12.5%, Designer Swimwear Division net revenues of 17.7%, and Authentic Fitness'r' Retail Division net revenues of 86.8%. White Stag'r'/Skiwear Division net revenues decreased 12.9% due to a decrease in skiwear net revenues of $8.0 million (36.7%) partially offset by an increase in shipments of White Stag'r' products to Wal-Mart. The increase in Speedo'r' net revenues is primarily a result of increases in fitness swimwear of 46%, Speedo'r' kids of over 100% and men's swimwear of 29.8% partially offset by a decrease in accessories. The increase in Designer Swimwear Division net revenues reflects increases in Catalina'r' shipments to Wal-Mart of over 100%, an increase in Cole of California'r' of 28.6% and Anne Cole'r' of

15.1%. The increase in Authentic Fitness'r' Retail Division sales reflects the increase in the number of stores from 68 at the end of fiscal 1995 to 104 at the end of fiscal 1996. In addition, Authentic Fitness'r' Retail Division same store sales increased approximately 6.9% in fiscal 1996 compared to fiscal 1995. The decrease in skiwear net revenues primarily reflects decreased shipments to Herman's which accounted for approximately 33% of shipments of skiwear products in fiscal 1995.

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

     Selling, general and administrative expenses for fiscal 1996 increased to $91.7 million (29.6% of net revenues) from $52.6 million (19.7% of net revenues) in fiscal 1995. The increase in selling, general and administrative expenses for fiscal 1996 includes $8.1 million related to the decision to exit the skiwear and outlet store businesses and the impact of the incremental accounts receivable and other allowances recorded by the Company in fiscal 1996. Selling, general and administrative expenses before the impact of these items for fiscal 1996 was $83.6 million (27.0% of net revenue). The increase in selling, general and administrative expenses in 1996 compared to fiscal 1995 reflects higher variable expenses related to the higher sales volume, primarily from the Authentic Fitness'r' Retail Division and an increase of over $6 million in marketing expenses leading to the 1996 Olympics in Atlanta and the Inner-City Games. The increase in selling, general and administrative expenses as a percentage of net revenues reflects higher Authentic Fitness'r' Retail Division sales which require a higher level of selling expenses than the wholesale divisions, increased marketing expenses, as noted above and excess distribution costs due to shipping inefficiencies in the fourth quarter.

     Depreciation and amortization expense increased to $15.5 million in fiscal 1996 from $6.5 million in fiscal 1995. The increase in depreciation and amortization expenses reflects the amortization and write-off of goodwill and intangible assets related to the skiwear and outlet store businesses of $8.2 million. The remaining increase in depreciation and amortization expenses of $0.7 million primarily reflects increased amortization of leasehold assets attributable to the increased number of Authentic Fitness'r' Retail Stores compared to fiscal 1995. Depreciation and amortization expense before the impact of the skiwear and outlet store businesses was $7.3 million.

     Interest expense increased to $11.5 million in fiscal 1996 from $7.0 million in fiscal 1995. Interest expense includes approximately $1.0 million related to the carrying cost of working capital for the skiwear and outlet store operations. Interest expense before the $1.0 million related to skiwear and the outlet stores was $10.5 million. The Company expects that the strategic decision to exit these businesses will release working capital to be invested in the Company's core swimwear and Authentic Fitness'r' Retail Stores divisions. The increase in interest expense reflects higher working capital requirements to support the 16.5% increase in net revenue in fiscal 1996 compared to fiscal 1995 and an increase in the Company's borrowing rate from LIBOR plus .75% to LIBOR plus 1.75% related to the Bridge Loan. See Note 5 of Notes to Consolidated Financial Statements.

     The Company's effective income tax benefit rate for fiscal 1996 was approximately 31% compared to a provision of 38.4% in fiscal 1995. The Company's effective tax rate for 1996 reflects the recognition of tax benefits available to the Company from the carry back of the Company's net operating loss for fiscal 1996 to prior years and a reduction in previously provided deferred taxes. The Company recorded a deferred income tax asset related to the future benefit of net operating loss carryforwards of approximately $3.5 million in fiscal 1996. The deferred tax asset was fully reserved by a valuation allowance at the end of fiscal 1996. The valuation allowance was reversed in the third quarter of fiscal 1997.

     Income before extraordinary and other items was $2.2 million in fiscal 1996, compared to $19.4 million in fiscal 1995. The decrease primarily reflects the higher selling, general and administrative expense and interest expense, as noted above.

     Income (loss) before interest and income taxes was $(45.4) million in fiscal 1996 compared to $38.6 million in fiscal 1995. The decrease in income before interest and income taxes reflects the (i) impact of the special bad debt loss, (ii) terminated merger costs, (iii) write-off of certain intangible assets associated with the decision to exit the skiwear and outlet store businesses, (iv) increased selling, general and administrative expenses mainly due to the decision to exit the skiwear and outlet store businesses and increases in accounts receivable and other allowances, and (v) lower gross profit due primarily to the decision to exit the skiwear and outlet store businesses, incremental inventory reserves and the severe disruption of the Company's markets caused by the Herman's bankruptcy, all as noted above.

     In the third quarter of fiscal 1996, the Company recorded an extraordinary item of $1.5 million (net of income tax benefit of $0.7 million) related to the write off of deferred financing costs due to the early extinguishment of debt.

     The net loss of $(40.8) million for fiscal 1996 includes losses related to the skiwear and outlet store businesses, the write off of expenses related to the proposed merger, the special bad debt loss and the incremental inventory and accounts receivable reserves.

CAPITAL RESOURCES AND LIQUIDITY

     On September 6, 1996, the Company entered into a $200 million Credit Agreement with GE Capital, The Bank of Nova Scotia, Societe Generale and Union Bank of California (the '$200 Million Credit Agreement'). The $200 Million Credit Agreement is for a term of five years and provides for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility (the 'Revolving Loan') in the amount of $150 million. Borrowing under the $200 Million Credit Agreement accrued interest at the lenders' base rate or at LIBOR plus 1.5-2.0% during fiscal 1997 but decreased to LIBOR plus 1.0% in the first quarter of fiscal 1998. The rate of interest payable on outstanding borrowing will be automatically reduced, to as low as LIBOR plus .75%, as the Company's EBITDA to Debt ratio improves.

     In addition, the $200 Million Credit Agreement allows the Company to purchase up to $10 million of its Common Stock after March 31, 1997, under certain conditions. In May 1997, the Company's Board of Directors approved a stock repurchase program which allows the Company to buy up to $10 million of its outstanding Common Stock. As of September 17, 1997, the Company had purchased 272,200 shares of the Company's Common Stock at an average price of $15.09 per share for an aggregate cost of approximately $4.1 million.

     On August 16, 1995 the Company's Board of Directors declared the Company's initial cash dividend, payable on October 2, 1995 to shareholders of record on August 30, 1995 of 1 1/4[c] per share, equivalent to an annual rate of 5[c] per share. The Company has declared eight successive quarterly cash dividends. The Company believes that its stock repurchase program as well as the initiation of a regular quarterly cash dividend demonstrates the Company's ongoing commitment to increase shareholder value.

     The Company plans to expand its channels of distribution and provide growth in its operations by opening additional retail stores. The Company currently has 138 stores open and expects to open approximately 20 additional stores each year over the next five years. The cost of leasehold improvements, fixtures and the additional working capital associated with the opening of an average new store is expected to be approximately $250,000.

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

     The Company meets its seasonal working capital needs by utilizing amounts available under its revolving line of credit. The Company has amended and increased its lines of credit several times in the last two years, primarily to support the growth of its swimwear divisions and to fund the rapid roll out of the Company's Authentic Fitness'r' Retail Stores.

     Cash provided by (used in) operating activities was $17.8 million, $(40.2) million and $(15.8) million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The increase in cash flow from operating activities in fiscal 1997 compared to fiscal 1996 of $58.0 million primarily reflects the increase of over $59 million in net income in fiscal 1997 compared to fiscal 1996 and income tax refunds received in fiscal 1997 from the carryback of the Company's fiscal 1996 net loss. Inventory increased $21.7 million in fiscal 1997 primarily related to the expansion of the Company's Authentic Fitness'r' Retail Stores Division and an increase in raw material and work in process to support expected sales increases in fiscal 1998. Accounts receivable increased primarily reflecting the insurance claim receivable of $9.5 million and higher sales in the last month of fiscal 1997 compared to fiscal 1996. Accounts payable and accrued liabilities increased by $14.8 million reflecting the purchase of raw material, as noted above. The increase in cash used in operating activities for fiscal 1996 compared to fiscal 1995 of $24.5 million reflects the decrease in net income of approximately $60 million, income taxes payable of $5.7 million and the net effect of other non-cash items of $2.5 million, partially offset by an improvement in overall working capital usage of $43.7 million. Accounts receivable usage decreased $16.2 million in fiscal 1996 compared to fiscal 1995. Total inventory decreased by $8.2 million, an improvement of $42.8 million from fiscal 1995. The decrease in inventory for fiscal 1996 primarily reflects the Company's decision to exit the skiwear and outlet store businesses.

     Cash used in investing activities was $15.1 million, $16.4 million and $31.3 million for fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Cash used in investing activities for fiscal 1997 primarily reflects capital expenditures of $16.9 million, primarily related to leasehold improvements and other costs associated with the opening of 52 Authentic Fitness'r' retail stores and an increase in intangible and other assets partially offset by the proceeds from the sale of other assets of $8.5 million. Cash used in investing activities in fiscal 1996 primarily reflects capital expenditures and increases in other assets, primarily related to the expansion of the Company's Authentic Fitness'r' retail stores. Cash used in investing activities for fiscal 1995 includes $19.3 million of capital expenditures, primarily relating to the expansion of the Company's Authentic Fitness'r' retail stores and enhancements to the Company's computer systems to support growth in the Company's business. Fiscal 1995 also reflects the purchase of certain intangible assets for approximately $6.6 million (see Note 11 of Notes to Consolidated Financial Statements) and the payment of $2.2 million of acquisition accruals from the Catalina/Cole acquisition.

     Cash provided by (used in) financing activities was $(3.0) million, $57.4 million and $46.8 million for fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Cash flow from financing activities for fiscal 1997 primarily reflects the proceeds from the Term Loan offset by repayments of debt (including the pay down of the Revolving Loan), repurchase of the Series A Warrant, dividend payments and the payment of deferred debt issue costs. In fiscal 1996 the Company sold 2.5 million shares of its Common Stock in an underwritten public offering which generated $50.8 million of cash flow from financing activities. In fiscal 1996 the Company purchased one-half of a warrant representing 1,809,179 shares of Common Stock from GE Capital, the funds for which were provided by an increase in long-term debt. In addition, the Company repaid certain debt obligations by borrowing amounts available under its revolving credit agreement. In fiscal 1995 cash flow from financing activities primarily reflected an increase in the Company's total debt of approximately $51.4 million.

     The Company's Revolving Loan balance was approximately $102.0 million as of September 17, 1997. The Company's Term Loan balance was $47.5 million on September 17, 1997.

     The Company believes that funds available under its current $200 Million Credit Agreement, as noted above, combined with cash flow to be generated from future operations will be sufficient for the operations of the Company, including debt service, dividend payments and costs associated with the expansion of its Authentic Fitness'r' retail stores for at least the next twelve months. Although the Company believes that its current credit agreement and cash flow to be generated from future operations will also be sufficient for its long term operations (periods beyond the next twelve months) circumstances may arise that would require the Company to seek additional financing. In those circumstances the Company expects to evaluate potential additional sources of funds, for example, sales of additional common stock and expanded or additional bank credit facilities.

OTHER

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

     Commencing in fiscal 1997, the Company effected improvements in its internal accounting controls and procedures by improving its inventory monitoring systems and controls, including the development of a cycle count program for its raw material and trim inventory, implementing supplemental procedures to review and adjust interim balance sheets and income statements and by appointing additional financial and accounting personnel. In addition, the Company has effected certain structural changes in its business and operations which the Company believes eliminate certain inventory control issues, including subcontracting substantially all of its production control and manufacturing functions, closing its Company-owned outlet stores and exiting the skiwear business. The Company believes that the systems improvements, personnel changes and structural changes have significantly enhanced the Company's internal control structure and operations.

SEASONALITY

     The Company's operations are seasonal. In fiscal 1997, approximately 66% of the Company's net revenues were generated in the second half of the fiscal year and substantially all of the Company's cash flow from operating activities is generated in the fourth quarter of the fiscal year.

     The following table summarizes the net revenues of the Company for each of the quarters in the last two fiscal years.

                                                                         THREE MONTHS ENDED ON
                                           ----------------------------------------------------------------------------------
                                           OCT 1,    DEC 31,    MAR 31,    JULY 6,    OCT 4,    JAN 4,    APRIL 5,    JULY 5,
                                            1995      1995       1996       1996       1996      1997       1997       1997
                                           ------    -------    -------    -------    ------    ------    --------    -------
                                                                             (IN MILLIONS)
Net revenues............................   $ 42.9     $77.3      $98.9      $90.5     $ 38.7    $ 70.4     $105.0     $ 109.0

     The Speedo'r' Division produces a variety of products during the year and is seasonal in nature with 67% of net revenues realized in the second half of fiscal 1997. The Designer Swimwear Division is seasonal in nature, most customers' orders are placed in the July through December period and product is shipped to customers starting in November. In fiscal 1997, 79% of net revenues for the Designer Swimwear Division were realized in the second half of the year. The Company's Authentic Fitness'r' Retail Stores Division is somewhat seasonal. For the 84 stores open for the full 12 months of fiscal 1997, 45% of those stores sales were realized in the second half of the fiscal year.

INFLATION

     The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States and Canada have had a significant effect on its net revenues or its profitability. In the past, the Company has been able to offset such effects by increasing prices or by instituting improvements in efficiency.

IMPACT OF NEW ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, 'Accounting for Stock Based Compensation' ('FAS 123'). FAS 123 establishes market value accounting and reporting standards for stock based employee compensation plans. Companies may elect to continue to account for stock-based compensation using the intrinsic value approach under APB Opinion No. 25. The Company was required to adopt FAS 123 for its 1997 fiscal year. The Company's accounting for its stock-based compensation plans will continue to follow APB Opinion No. 25. The pro-forma disclosure required by FAS 123 is included in Note 8 of Notes to Consolidated Financial Statements.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, 'Earnings per Share' which revises the manner in which earnings per share is calculated. The statement is effective for the reporting period ending January 3, 1998 and is not expected to have a significant impact on the Company's earnings per share.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' and Statement No. 131, 'Disclosures about Segments of an Enterprise and Related Information'. These statements, which are effective for the Company's 1999 fiscal year, expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not required for fiscal 1997 because the Company's market capitalization was less than $2.5 billion as of January 28, 1997.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is herein incorporated by reference from pages 9-10 of Part I included herein and the Proxy Statement of the Company.

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

Report of Independent Accountants, Price Waterhouse LLP.
Report of Independent Auditors, Ernst & Young LLP.
Consolidated Balance Sheets as of July 6, 1996 and July 5, 1997.
Consolidated Statements of Operations for the Years Ended July 1, 1995, July 6, 1996 and July 5,
  1997.
Consolidated Statement of Stockholders' Equity for the Years Ended July 1, 1995, July 6, 1996 and
  July 5, 1997.
Consolidated Statements of Cash Flows for the Years ended July 1, 1995, July 6, 1996 and July 5,
  1997.
Notes to Consolidated Financial Statements.

       2.  Financial Statement Schedules

           Schedule II  Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

       3(a).  Exhibits:

 3.1         Restated Certificate of Incorporation of the Registrant, as amended.
 3.2**       Bylaws of the Registrant.
10.1*        Management Stock Subscription Agreement dated May 11, 1990 among the registrant and the
             Management Participants listed therein.
10.2**       Amendment to Management Stock Subscription Agreement dated as of June 1, 1992 among the registrant and the Management Participants listed therein.
10.3*        Registration Rights Agreement dated as of May 14, 1990 among the registrant and the
             Management Participants listed therein.
10.4**       Amendment to Registration Rights Agreement dated as of June 1, 1992 among the registrant,
             Warnaco Inc., Pentland Ventures Ltd. and the Management Participants listed therein.
10.5*        Series A Warrant for 633,200 shares of Class A Common Stock of the Registrant (1,809,179 shares of Class A Common Stock as adjusted for the 2.8572-for-1 stock split) issued to
             General Electric Capital Corporation.
10.6**       Amendment to Series A Warrant dated as of June 1, 1992 between the registrant and General
             Electric Capital Corporation.
10.7*`D'     License Agreement dated May 10, 1990 among Speedo International Limited, Speedo
             International B.V., Warnaco Inc. and Warnaco International Inc. and related assignments to
             Authentic Fitness Products, Inc. (formerly S Acquisition Corp.) (United States, its territories and possessions, and Canada).
10.8*`D'     License Agreement dated May 10, 1990 among Speedo Knitting Mills Pty. Limited, Warnaco Inc.
             and Warnaco International Inc. and related assignments to Authentic Fitness Products, Inc.
             (formerly S Acquisition Corp.) (Mexico and the Caribbean Islands).
10.9*        Buying Agency Agreement dated as of May 14, 1990 among Authentic Fitness Products, Inc.
             (formerly S Acquisition Corp.), 171173 Canada Inc., Asco International Sourcing Limited and
             Soaring Force Limited.
10.10*       Amendment to Buying Agency Agreement dated as of June 1, 1992 among Authentic Fitness
             Products, Inc. (formerly S Acquisition Corp.), 171173 Canada Inc., Asco International
             Sourcing Limited and Soaring Force Limited.
10.11**      Employment Agreement ('Employment Agreement') dated as of July 2, 1992 between the registrant and Linda J. Wachner.
10.12***     First Amendment to Employment Agreement.
10.13*       Incentive Compensation Plan.

10.14*       1990 Key Management Stock Option Plan.
10.15`D'`D'  1992 Long Term Stock Incentive Plan
10.16*****   1993 Stock Option Plan for Non-Employee Directors.
10.17*       Form of Indemnification Agreements between the Registrant and its directors and executive officers.
10.18`D'`D'`D' $200,000,000 Credit Agreement Dated as of September 6, 1996 among Authentic Fitness
             Products, Inc., as Borrower, and Authentic Fitness Corporation and The Bank of Nova Scotia
             and General Electric Capital Corporation as Agents, and The Bank of Nova Scotia, as
             Administrative Agent, Swing Line Bank and Fronting Bank, and General Electric Capital
             Corporation as Documentation Agent and Collateral Agent.
10.19**      Amended and Restated Stockholders Agreement dated as of June 1, 1992 among the registrant,
             Pentland Ventures Ltd., General Electric Capital Corporation, Warnaco Inc. and the
             Management Participants listed therein.
11.1         Calculation of Income (Loss) per common share.
21.1***      Subsidiaries of the registrant.
23.1         Consent of Ernst & Young LLP.
23.2         Consent of Price Waterhouse LLP.
27.1         Financial Data Schedule.

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

***** Incorporated herein by reference to the Company's Registration Statement on Form S-3 No. 33-71540.

 `D'`D' Incorporated herein by reference to the Company's Annual report on Form
        10-K for the fiscal year ended July 1, 1995.

`D'`D'`D' Incorporated herein by reference to the Company's Annual report on From 10-K for the fiscal year ended July 6, 1996.

  `D' Confidential treatment granted.

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Registrant in the last quarter of fiscal 1997, not previously reported.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of October 1997.

                                          AUTHENTIC FITNESS CORPORATION

                                          By:        /S/ LINDA J. WACHNER
                                            ____________________________________
                                                      Linda J. Wachner
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------

           /s/ LINDA J. WACHNER             Chairman of the Board of Directors; Chief        October 2, 1997
------------------------------------------  Executive Officer (Principal Executive
            (LINDA J. WACHNER)              Officer)

           /s/ WALLIS H. BROOKS             Senior Vice President and Chief Financial        October 2, 1997
------------------------------------------  Officer (Principal Financial and Accounting
            (WALLIS H. BROOKS)              Officer)

           /s/ STANLEY S. ARKIN             Director                                         October 2, 1997
------------------------------------------
            (STANLEY S. ARKIN)

         /s/ STUART D. BUCHALTER            Director                                         October 2, 1997
------------------------------------------
          (STUART D. BUCHALTER)

       /s/ JOSEPH A. CALIFANO, JR.          Director                                         October 2, 1997
------------------------------------------
        (JOSEPH A. CALIFANO, JR.)

        /s/ WILLIAM S. FINKELSTEIN          Director                                         October 2, 1997
------------------------------------------
         (WILLIAM S. FINKELSTEIN)

           /s/ ROBERT D. WALTER             Director                                         October 2, 1997
------------------------------------------
            (ROBERT D. WALTER)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Authentic Fitness Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 and 2 on page 21 present fairly, in all material respects, the financial position of Authentic Fitness Corporation and its subsidiaries at July 5, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated financial statements of Authentic Fitness Corporation and its subsidiaries for each of the fiscal years ended July 1, 1995 and July 6, 1996 were audited by other independent accountants whose report dated October 2, 1996 expressed an unqualified opinion on those statements.

PRICE WATERHOUSE LLP

Los Angeles, California
August 20, 1997

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Authentic Fitness Corporation

     We have audited the accompanying consolidated balance sheet of Authentic Fitness Corporation as of July 6, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended July 1, 1995 and July 6, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for the years ended July 1, 1995 and July 6, 1996. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authentic Fitness Corporation at July 6, 1996, and the consolidated results of its operations and its cash flows for the years ended July 1, 1995 and July 6, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      ERNST & YOUNG LLP

Los Angeles, California
October 2, 1996

                         AUTHENTIC FITNESS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                                                                                             JULY 6,     JULY 5,
                                                                                               1996        1997
                                                                                             --------    --------

ASSETS
Current assets:
     Cash.................................................................................   $  1,499    $  1,246
     Accounts receivable -- net of allowances of $9,361 -- 1996 and $6,871 -- 1997
      (includes insurance claim receivable of $9,500 -- 1997).............................     75,274      85,240
     Accounts receivable from affiliates..................................................      4,004      14,443
     Inventories..........................................................................     64,777      86,467
     Other current assets.................................................................     10,154       6,119
     Income tax refunds receivable........................................................      9,556       --
                                                                                             --------    --------
          Total current assets............................................................    165,264     193,515
Property, plant and equipment, net of accumulated depreciation of $11,062 -- 1996 and
  $17,609 -- 1997.........................................................................     42,786      52,566
Deferred financing costs, net of accumulated amortization of $3,001 -- 1996 and
  $4,209 -- 1997..........................................................................        994       5,455
Licenses, trademarks and other assets, net of accumulated amortization of $20,022 -- 1996
  and $23,793 -- 1997.....................................................................     41,699      40,480
Excess of cost over net assets acquired, net of accumulated amortization of $9,558 -- 1996
  and $10,426 -- 1997.....................................................................     30,723      29,856
                                                                                             --------    --------
                                                                                             $281,466    $321,872
                                                                                             --------    --------
                                                                                             --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilites:
     Borrowing under revolving credit facility............................................   $ 68,214    $ 75,776
     Current maturities of long-term debt.................................................      2,844       6,751
     Accounts payable.....................................................................     21,550      27,227
     Payable to affiliates................................................................     14,132      22,937
     Other accrued expenses...............................................................      8,151       5,911
     Accrued income taxes.................................................................      --          1,795
                                                                                             --------    --------
          Total current liabilities.......................................................    114,891     140,397
Long-term debt............................................................................     49,432      42,682
Deferred income taxes.....................................................................        420       5,085
Commitments and contingencies (Note 9)
Stockholders' equity:
     Preferred Stock, $.01 par value, 15,000,000 shares authorized none outstanding.......      --          --
     Common Stock, $.001 par value, shares authorized 60,000,000; outstanding
      20,524,721 -- 1996 and 22,419,730 -- 1997...........................................         21          23
     Additional paid-in capital...........................................................    159,239     160,186
     Cumulative translation adjustment....................................................       (723)       (741)
     Retained earnings (deficit)..........................................................    (41,814)    (23,906)
     Treasury stock, at cost..............................................................      --         (1,854)
                                                                                             --------    --------
          Total stockholders' equity......................................................    116,723     133,708
                                                                                             --------    --------
                                                                                             $281,466    $321,872
                                                                                             --------    --------
                                                                                             --------    --------

   The accompanying notes are an integral part of these financial statements.

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                 FOR THE FISCAL YEARS ENDED
                                                                             ----------------------------------
                                                                             JULY 1,      JULY 6,      JULY 5,
                                                                               1995         1996         1997
                                                                             --------     --------     --------

Net revenues..............................................................   $266,133     $309,609     $323,088
Cost of goods sold........................................................    168,437      234,211      190,792
                                                                             --------     --------     --------
Gross profit..............................................................     97,696       75,398      132,296
Selling, general and administrative expenses..............................     52,578       91,723       76,456
Excess distribution costs.................................................      --           --           3,354
Herman's special bad debt loss............................................      --          11,642        --
Merger termination costs..................................................      --           2,000        --
Depreciation and amortization.............................................      6,549       15,462        9,824
                                                                             --------     --------     --------
Income (loss) before interest and income taxes............................     38,569      (45,429)      42,662
Interest expense..........................................................      6,977       11,547       13,554
                                                                             --------     --------     --------
Income (loss) before income taxes.........................................     31,592      (56,976)      29,108
Provision (benefit) for income taxes......................................     12,118      (17,623)      10,073
                                                                             --------     --------     --------
Income (loss) before extraordinary items..................................     19,474      (39,353)      19,035
Extraordinary item, net of income tax benefit of $705 -- 1996.............      --          (1,497)       --
                                                                             --------     --------     --------
Net income (loss).........................................................   $ 19,474     $(40,850)    $ 19,035
                                                                             --------     --------     --------
                                                                             --------     --------     --------
Net income (loss) per share:
     Income (loss) before extraordinary items.............................      $0.90       $(2.00)       $0.85
     Extraordinary items..................................................      --           (0.08)       --
                                                                             --------     --------     --------
Net income (loss).........................................................      $0.90       $(2.08)       $0.85
                                                                             --------     --------     --------
                                                                             --------     --------     --------
Weighted average number of shares of common stock outstanding.............   21,711,629   19,607,410   22,513,513
                                                                             ==========   ==========   ==========
Related party transactions included in the Consolidated Statements of
  Operations
Product sales.............................................................   $  8,921     $  5,553     $ 29,299
Purchases of goods and services...........................................      3,066        4,284        8,428
Royalty expense...........................................................      4,883        6,177        5,705
Interest expense..........................................................        807          928        4,526
Rent expense..............................................................        880          979          726

   The accompanying notes are an integral part of these financial statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                              SHARES OF           ADDITIONAL  CUMULATIVE   RETAINED   TREASURY       TOTAL
                                COMMON    COMMON   PAID IN    TRANSLATION  EARNINGS    STOCK,    STOCKHOLDERS'
                                STOCK     STOCK    CAPITAL    ADJUSTMENT   (DEFICIT)   AT COST      EQUITY
                              ----------  ------  ----------  -----------  ---------  ---------  -------------

Balance at July 2, 1994.....  17,724,438    18      111,371        (777  )    11,078     --      $    121,690
Exercise of options.........      64,666   --           707                                               707
Change in cumulative
  translation adjustment....                                         37                                    37
Net income..................                                                  19,474                   19,474
                              ----------  ------  ----------  -----------  ---------  ---------  -------------
Balance at July 1, 1995.....  17,789,104    18      112,078        (740  )    30,552     --           141,908
Exercise of options.........     235,617   --         2,291                                             2,291
Sale of Common Stock, net of
  expenses of $3,258........   2,500,000     3       50,802                                            50,805
Repurchase of portion of
  Series A Warrant..........      --       --        (5,932 )                (30,552)                 (36,484 )
Cash dividends..............                                                    (964)                    (964 )
Change in cumulative
  translation adjustment....                                         17                                    17
Net income (loss)...........                                                 (40,850)                 (40,850 )
                              ----------  ------  ----------  -----------  ---------  ---------  -------------
Balance at July 6, 1996.....  20,524,721    21      159,239        (723  )   (41,814)    --           116,723
Exercise of options.........      86,000   --           949                                               949
Cash dividends..............                                                  (1,127)                  (1,127 )
Exercise of Series A
  Warrant...................   1,809,009     2           (2 )                                         --
Change in cumulative
  translation adjustment....                                        (18  )                                (18 )
Purchase of 125,000 shares
  of treasury stock.........      --       --                                            (1,854)       (1,854 )
Net income..................                                                  19,035                   19,035
                              ----------  ------  ----------  -----------  ---------  ---------  -------------
Balance at July 5, 1997.....  22,419,730  $ 23    $ 160,186   $    (741  ) $ (23,906) $  (1,854) $    133,708
                              ----------  ------  ----------  -----------  ---------  ---------  -------------
                              ----------  ------  ----------  -----------  ---------  ---------  -------------

   The accompanying notes are an integral part of these financial statements.

                         AUTHENTIC FITNESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                                       FOR THE YEARS ENDED
                                                                                 --------------------------------
                                                                                 JULY 1,     JULY 6,     JULY 5,
                                                                                   1995        1996        1997
                                                                                 --------    --------    --------

Cash flows from operating activities:
  Net income (loss)...........................................................   $ 19,474    $(40,850)   $ 19,035
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
     Provision for uncollectible accounts receivable..........................     17,726      26,368      20,135
     Depreciation and amortization............................................      6,549      15,462       9,824
     Gain on disposal of other assets, net....................................      --          --         (2,439)
     Non-cash interest........................................................        392         359       1,208
     Income taxes.............................................................      1,535     (18,328)      --
     Extraordinary item.......................................................      --          2,202       --
Accounts receivable...........................................................    (40,714)    (24,549)    (40,540)
Inventories...................................................................    (34,600)      8,226     (21,690)
Other current assets..........................................................     (3,048)     (2,518)      4,035
Income taxes..................................................................      --         (5,724)     16,017
Accounts payable..............................................................      7,657      (4,175)     14,482
Other accrued expenses........................................................      7,185       3,209      (2,240)
Other.........................................................................      2,077          69       --
                                                                                 --------    --------    --------
Net cash provided by (used in) operating activities...........................    (15,767)    (40,249)     17,827
Cash flows from investing activities:
     Proceeds from the sale of other assets...................................      --          --          8,500
     Payment of acquisition accruals..........................................     (2,185)      --          --
     Purchases of fixed assets................................................    (19,278)    (12,668)    (16,901)
     Purchase of intangible assets and other assets...........................     (6,567)      --         (7,154)
     Other, net...............................................................     (3,289)     (3,739)        451
                                                                                 --------    --------    --------
Net cash used in investing activities.........................................    (31,319)    (16,407)    (15,104)
Cash flows from financing activities :
     Net borrowing (repayments) under revolving credit facility...............     31,359      81,427     (42,438)
     Net proceeds from the sale of Common Stock and exercise of options.......        707      53,102         955
     Issuances of long-term debt..............................................     20,000      38,500      50,274
     Payment of deferred financing fees.......................................       (526)     (2,139)     (5,669)
     Repayments of debt.......................................................     (4,763)    (76,059)     (3,117)
     Dividends................................................................      --           (964)     (1,127)
     Purchase of treasury stock...............................................      --          --         (1,854)
     Purchase of Series A Warrant.............................................      --        (36,484)      --
                                                                                 --------    --------    --------
Net cash provided by (used in) financing activities...........................     46,777      57,383      (2,976)
                                                                                 --------    --------    --------
Net increase (decrease) in cash...............................................       (309)        727        (253)
Cash -- beginning of year.....................................................      1,081         772       1,499
                                                                                 --------    --------    --------
Cash -- end of year...........................................................   $    772    $  1,499    $  1,246
                                                                                 --------    --------    --------
                                                                                 --------    --------    --------
Supplemental disclosures of cash flow information:
     Cash paid for interest...................................................   $  6,585    $ 11,850    $ 12,239
     Cash paid (refunds received) for income taxes, net.......................   $  3,128    $  7,458    $ (6,163)

   The accompanying notes are an integral part of these financial statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

Supplemental disclosures of non-cash operating, investing and financing activities:

     During the years ended July 1, 1995, July 6, 1996 and July 5, 1997 the Company capitalized approximately $268,000, $146,000 and $177,000 of interest costs related to the construction of certain fixed assets.

     During the year ended July 1, 1995 the Company received Common Stock in consideration of an account receivable in the amount of $1,195,000.

     During the years ended July 1, 1995, July 6, 1996 and July 5, 1997 the Company entered into capital leases for new equipment and recorded capital lease obligations for the cost of the new equipment of $645,000, $600,000 and $274,000, respectively.

   The accompanying notes are an integral part of these financial statements.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization. Authentic Fitness Corporation (the 'Company') was incorporated in Delaware on April 25, 1990. On May 14, 1990 the Company acquired substantially all of the assets and liabilities of the Activewear Division of Warnaco Inc. ('Activewear') for a purchase price of $85 million and the assumption of approximately $4 million in debt. The Company designs, sources and markets swimwear, swim accessories and active fitness apparel under the Speedo'r', Catalina'r', Cole of California'r', Anne Cole'r', Oscar de la Renta'r', White Stag'r' and Speedo'r' Authentic Fitness'r' brand names. The Company operates in one business segment, the manufacture and sale of apparel.

     Basis of consolidation and presentation. The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries for the fiscal years ended July 1, 1995, July 6, 1996 and July 5, 1997. The 1996 fiscal year included 53 weeks of operations, the additional week of operations is not considered material to the operations of the Company. All significant intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform to the current year presentation.

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Translation of foreign currencies. Cumulative translation adjustments arise from consolidating the net assets and liabilities of the Company's Canadian operations at current rates of exchange as of the respective balance sheet date and are applied directly to stockholders' equity.

     Inventories. Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market.

     Advertising expenses. Advertising costs, primarily print advertising, are expensed when the advertisement is first shown. At July 6, 1996 and July 5, 1997 there were no advertising costs capitalized. Advertising expense for the years ended July 1, 1995, July 6, 1996 and July 5, 1997 were approximately $13,150,000, $18,885,000 and $20,432,000, respectively.

     Prepaid expenses. Design, sample and certain selling costs (primarily product books) for the upcoming season are deferred and amortized using the straight line method over the season to which they pertain.

     Pre-opening and start-up costs. The Company defers certain start-up costs and pre-operating costs associated with new manufacturing facilities, certain new businesses and certain costs associated with the opening of new retail stores. Start-up costs associated with new manufacturing facilities and new businesses are amortized using the straight line method over 36 months. Pre-opening costs associated with new retail stores are amortized using the straight line method over 12 to 18 months.

     Capitalized Leases. The Company has financed the purchase of certain machinery and equipment using capitalized leases. Assets related to capitalized leases are stated at cost and are classified with fixed assets, the related capitalized lease obligations are classified with long-term debt.

     Depreciation. Depreciation of property, plant and equipment (including capital lease assets) is provided using the straight-line method over the assets' estimated useful lives, ranging from 3 to 20 years.

     Intangible assets. The Company adopted Statement of Financial Accounting Standards No. 121 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of' ('FAS 121') effective with its 1997 fiscal year. The adoption of FAS 121 did not have a material impact on the Company. Amortization of licenses and trademarks is provided using the straight line method

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) over the economic lives of the assets, which is principally 20 years. Excess of cost over net assets acquired is amortized using the straight line method over 40 years. The carrying value of all long term assets including the excess of cost over net assets acquired is reviewed annually and adjusted if the facts and circumstances suggest that it may be impaired. If this review indicates that the carrying value of long term assets including the excess of cost over net assets acquired will not be recoverable, as determined based on the undiscounted cash flows of the entity or asset acquired over the remaining amortization period, the Company's carrying value of the assets will be reduced by the estimated shortfall of cash flows.

     Deferred financing costs. Deferred financing costs are amortized over the life of the related debt using the interest method.

     Income taxes. Income taxes payable are determined in accordance with Statement of Financial Accounting Standards No. 109 'Accounting for Income Taxes'.

     Revenue recognition. Revenue is recognized when goods are shipped or sold to customers. Returns and allowances are provided for at the time of sale.

     Concentration of credit risk. The Company sells its products to department stores, sporting goods stores, mass merchandisers and specialty outlets primarily in the United States and Canada. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations, except that with respect to Herman's Sporting Goods, Inc. ('Herman's') which filed for bankruptcy on April 26, 1996 and on May 2, 1996 announced their liquidation. (See Note 10 of Notes to Consolidated Financial Statements). Wal-Mart Stores accounted for 11% of the Company's net revenues for the fiscal year ended
July 6, 1996. No customer accounted for more than 10% of the Company's net revenues in the fiscal years ended July 1, 1995 and July 5, 1997.

     Stock Based Compensation. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, 'Accounting for Stock Based Compensation' ('FAS 123'). FAS 123 establishes market value accounting and reporting standards for stock based employee compensation plans. Companies may elect to continue to account for stock-based compensation using the intrinsic value approach under APB Opinion No. 25. The Company was required to adopt FAS 123 for its 1997 fiscal year. The Company's accounting for its stock-based compensation plans will continue to follow APB Opinion No. 25. The pro-forma disclosure required by FAS 123 is included in Note 8 of Notes to Consolidated Financial Statements.

     Net income per common share. Net income per common share is based on the weighted average common shares outstanding and common share equivalents (options and warrants) for the years ended July 1, 1995 and July 5, 1997. For the year ended July 6, 1996, the net loss per common share is based on the weighted average number of shares of common stock outstanding as the impact of common share equivalents (options and warrants) is anti-dilutive.

2 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                                          JULY 6,    JULY 5,
                                                                           1996        1997
                                                                          -------    --------

Raw materials and work in process......................................   $18,817    $ 28,796
Finished goods.........................................................    45,960      57,671
                                                                          -------    --------
                                                                          $64,777    $ 86,467
                                                                          -------    --------
                                                                          -------    --------

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 - PREPAID EXPENSES AND OTHER ASSETS

     Prepaid design, sample and certain selling costs (primarily product books) relating to the upcoming seasons which are included in prepaid expenses amounted to $3,264,000 and $3,193,000 at July 6, 1996 and July 5, 1997, respectively.

     Pre-opening costs, net of accumulated amortization, associated with the Company's retail stores were $1,672,000 and $2,081,000 at July 6, 1996 and July 5, 1997. Amortization expense related to pre-opening costs was $1,127,000, $937,000 and $617,000 for the years ended July 1, 1995, July 6, 1996 and July 5, 1997, respectively.

     Start-up costs associated with opening new manufacturing facilities and new product lines were $3,789,000 at July 5, 1997.

4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following (in thousands):

                                                                           JULY 6,    JULY 5,
                                                                            1996       1997
                                                                           -------    -------

Land....................................................................   $   238    $   238
Buildings and improvements..............................................     1,038      1,038
Machinery and equipment.................................................    15,267     16,648
Leasehold improvements..................................................    22,307     34,447
Furniture and fixtures..................................................    14,998     17,804
                                                                           -------    -------
                                                                            53,848     70,175
Accumulated depreciation                                                   (11,062)   (17,609)
                                                                           -------    -------
                                                                           $42,786    $52,566
                                                                           -------    -------
                                                                           -------    -------

5 - DEBT

     On September 6, 1996, the Company entered into a $200 Million Credit Agreement (the '$200 Million Credit Agreement'), with GE Capital, The Bank of Nova Scotia, Societe Generale and Union Bank of California, which replaced the Company's previous $250 million Credit Agreement. The decrease in the loan commitment reflected the Company's decision not to exercise its option to purchase the remaining portion of the Series A Warrant representing 1,809,179 shares of Common Stock (see Note 7 of Notes to Consolidated Financial Statements). The $200 Million Credit Agreement is for a term of five years expiring September 1, 2001 and provides for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility (the 'Revolving Loan') in the amount of $150 million. During the fiscal year ended July 5, 1997, borrowing under the $200 Million Credit Agreement accrued interest at the lenders base rate or at LIBOR plus 1.5-2.0% (approximately 7.7% at July 5, 1997). In September 1997 the Company's interest rate on outstanding borrowing under the $200 million Credit Agreement was automatically reduced to LIBOR plus 1.00%. The Company is also required to pay a commitment fee on the unused portion of the Revolving Loan equal to .50% per annum (reduced to .375% in September 1997) on the average daily unused revolving loan commitment. Commitment fees are included in interest expense and amounted to $155,000, $282,000 and $283,000 for the years ended July 1, 1995, July 6, 1996 and July 5, 1997, respectively.

     In addition, the $200 Million Credit Agreement allows the Company to purchase up to $10 million of its outstanding Common Stock after March 31, 1997, under certain conditions. See Note 6 of Notes to Consolidated Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 - DEBT (CONTINUED)

     The rate of interest payable on outstanding borrowing under the $200 Million Credit Agreement will be automatically reduced as the Company's debt to EBITDA ratio improves and can be reduced to as low as LIBOR plus .75%. The commitment fee payable on the unused revolving loan commitment will also be automatically reduced as the Company's debt to EBITDA ratio improves and can be reduced to as low as .25% per annum.

     Borrowing under the $200 Million Credit Agreement is secured by substantially all of the assets of the Company. The collateral will be automatically released when the Company achieves an investment grade implied senior debt rating, as determined by certain credit rating agencies. In addition, the $200 Million Credit Agreement contains various restrictions and covenants and requires the Company maintain certain financial ratios relating to interest and lease coverage, minimum adjusted net worth, maximum total debt to EBITDA and minimum EBITDA and limits the amount of capital expenditures the Company may incur in any one fiscal year. The Company was in compliance with all its covenants at July 5, 1997.

     A summary of the terms of the Company's previous credit agreements follows. All of the Company's previous credit agreements were secured by substantially all of the Company's assets and required the Company to meet certain financial tests and ratios and contained various restrictions and covenants.

     On April 28, 1994, the Company entered into a new credit agreement ('Credit Agreement') with The Bank of Nova Scotia, Citicorp USA, Inc., Chemical Bank and The Bank of New York, which replaced its previous loan agreement with GE Capital. The Credit Agreement provided a term loan of $25 million and a revolving loan facility of $75 million and covered a term of five years ending on December 31, 1998. In February 1995, the Company amended its Credit Agreement to increase the amount outstanding under its term loan from $21 million to $41 million and to increase the amount available under the revolving loan facility from $75 million to $105 million (subsequently increased to $141 million in January 1996). Borrowing under the Credit Agreement accrued interest at LIBOR plus .75% (reduced from LIBOR plus 1%) or at the managing agent's base rate.

     On September 13, 1995, the Company amended its Credit Agreement ('Amended Credit Agreement'). The Amended Credit Agreement provided for an additional term loan ('Bridge Loan') of $75 million. The Company borrowed $36,183,580 of the amount available under the Bridge Loan and repurchased a portion of the Series A Warrant, see Note 7 of Notes to Consolidated Financial Statements. Borrowing under the Amended Credit Agreement accrued interest at LIBOR plus 1.75% or at the managing agent's base rate plus .75%. Amounts outstanding under the Bridge Loan were repaid in full from the proceeds of the Company's public offering of Common Stock which was completed in October 1995, see Note 6 of Notes to Consolidated Financial Statements.

     On March 26, 1996, the Company entered into a $250 million Amended and Restated Credit Agreement (the '$250 Million Credit Agreement'). The $250 Million Credit Agreement provided the Company with a $250 million revolving line of credit and replaced the Amended Credit Agreement. Amounts outstanding under the $250 Million Credit Agreement accrued interest at the Bank's base rate or at LIBOR plus .75% (approximately 6.4% at July 6, 1996). Borrowing under the $250 Million Credit Agreement was secured by substantially all of the assets of the Company. The $250 Million Credit Agreement required that the Company meet certain financial tests and ratios including, (i) interest and lease coverage ratio, (ii) minimum adjusted net worth, (iii) maximum total debt to EBITDA ratio, (iv) minimum EBITDA and (v) maximum capital expenditures.

     The average interest rate for borrowing under the revolving loan portion of the Company's credit agreements for the years ended July 1, 1995, July 6, 1996 and July 5, 1997 was approximately 7.6%, 7.7% and 8.3%, respectively.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 - DEBT (CONTINUED)

     The Term Loan is payable in nine semi-annual installments commencing on June 30, 1997 with a final installment of $7,500,000 due on September 1, 2001. The current portion of the Term Loan as of July 5, 1997 is $6,250,000. Maturities of the Term Loan at July 5, 1997 are as follows (in thousands):

FISCAL YEAR                                                                        AMOUNT
-----------                                                                       --------

    1998      .................................................................      6,250
    1999      .................................................................      8,750
    2000      .................................................................     11,250
    2001      .................................................................     13,750
    2002      .................................................................      7,500

     The Company believes that the fair market value of its outstanding variable rate debt is approximately equal to the outstanding principal amount thereof as
(i) substantially all of the Company's debt bears interest at floating rates (market) and (ii) there are no prepayment premiums required by any of the Company's material debt agreements.

     The Company has entered into various lease agreements to finance the purchase of certain computer and other equipment. The leases are generally payable in 36-60 monthly installments, mature from September 1998 through December 2002 and bear interest at rates ranging from approximately 7% to 11% per annum. The leases are secured by the financed equipment. The outstanding principal amount of the leases at July 6, 1996 and July 5, 1997 was $2,247,000 and $1,933,000, respectively.

     In April 1995, the Company entered into an agreement ('Collar Agreement') with a bank. The terms of the Collar Agreement provided that the Company's interest rate on $40,000,000 of debt would not fall below 6.25% or rise above 7.25% unless the prevailing LIBOR rate rose above 9% in which case the Company's interest rate would have been LIBOR plus 1.50% as defined under the $200 Million Credit Agreement, as noted above. The cost to the Company of entering the agreement was $116,000 and was amortized over the life of the agreement using the straight line method. The additional interest expense to the Company for the years ended July 6, 1996 and July 5, 1997 related to the Collar Agreement was approximately $175,000 and $46,000, respectively. The Collar Agreement matured on February 24, 1997. Interest payments/receipts on the Collar Agreement were made quarterly.

     Costs incurred to secure debt financing of the Company have been classified as deferred financing costs. These costs are amortized over the life of the related debt instrument using the interest method. Amortization of deferred financing costs amounted to $392,000, $359,000 and $1,208,000 for the years ended July 1, 1995, July 6, 1996 and July 5, 1997, respectively.

     The Company's lender issues stand-by and commercial letters of credit guaranteeing the Company's performance under certain trade purchase agreements. The letters of credit are issued under the terms of the Company's credit facility. Total letters of credit outstanding were $1,123,000 and $935,000 at July 6, 1996 and July 5, 1997 respectively.

     In connection with the refinancing of the Company's Credit Agreement in March 1996, the Company recognized an extraordinary loss on the write off of deferred financing costs due to the early extinguishment of debt of $1,497,000, net of income tax benefits of $705,000 in the third quarter of fiscal 1996.

6 - CAPITAL STOCK

     On January 7, 1994, the Company's Board of Directors authorized a two for one stock split for stockholders of record on January 20, 1994, and effective February 10, 1994. The split increased the number of outstanding shares of Common Stock, outstanding options and outstanding warrants by 100%. Exercise prices for outstanding options and warrants were adjusted to reflect the split. All

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 - CAPITAL STOCK (CONTINUED)
outstanding share and per share information has been adjusted to reflect the split as if it had occurred at the beginning of each period presented. In connection with the purchase of the assets of the Activewear Division of Warnaco and the initial capitalization of the Company, the Company granted to a major stockholder the option to purchase Class A Common Stock of the Company should the investor's ownership of issued and outstanding Common Stock fall below 50%. The investor was entitled to purchase unissued Common Stock of the Company (at fair value) sufficient to increase the investor's ownership of Common Stock of the Company to more than 50% of all issued and outstanding Common Stock. The Company and the major stockholder revised, upon the closing of the Initial Public Offering of the Company's common stock ('IPO'), the option agreement, which had allowed the major stockholder to purchase shares to maintain its 50% interest at all times, to an option, for as long as the major stockholder owns 20% or more of the outstanding Common Stock of the Company to maintain its percentage interest in the outstanding Common Stock of the Company in the event of certain issuances of Common Stock by the Company.

     On October 17, 1995 the Company sold 2,500,000 shares of its Common Stock in an underwritten public offering at a sales price of $21.625 per share. Net proceeds from the offering were approximately $50,805,000 (after underwriting discounts and expenses of $3,258,000). Proceeds from the offering were used to repay the amounts outstanding under the Bridge Loan and to repay amounts outstanding under the Company's term loan.

     In May 1997, the Company's Board of Directors approved the Company's plan to purchase up to $10,000,000 of its Common Stock. As of July 5, 1997 the Company had purchased 125,000 shares of its Common Stock at an average price of $14.83 per share amounting to $1,854,000.

7 - WARRANTS

     At May 14, 1990, the Company issued a warrant for the purchase of 3,618,358 shares (Series A Warrant) of its Common Stock for a nominal exercise price per share. The Series A Warrant was exercisable in whole or in part at any time after July 1, 1990 and expires May 14, 2000. The Series A Warrant was issued in conjunction with a credit agreement between the Company and the GE Capital in May 1990 and was valued at $2,525,000. On September 13, 1995 the Company purchased from GE Capital one-half of the shares available for purchase under the Series A Warrant for $36,183,580 or $20 per share (representing 1,809,179 shares). This purchase was funded from the proceeds of the Bridge Loan.

     During the first quarter of fiscal 1997, GE Capital exercised the remaining portion of the Series A Warrant and acquired 1,809,009 shares of the Company's Common Stock.

8 - STOCK OPTIONS

     The 1990 Key Management Stock Purchase Option Plan provided for the granting of options to key employees to purchase the Company's Common Stock at an exercise price of $.00875 per share. Options to purchase 286,668 shares of Common Stock were granted under the plan. At July 5, 1997 options to purchase 16,150 shares were outstanding which are exercisable. The Company has 16,150 shares of Common Stock reserved for future issuance for the exercise of Key Management Options.

     The 1992 Long Term Incentive Plan (the 'Stock Plan') was adopted by the Board of Directors on May 7, 1992. In November 1994, the stockholders approved an amendment to the Stock Plan whereby the number of options available for grant under the Stock Plan increases by an amount equal to 3% of the outstanding shares of Common Stock of the Company on the first day of each fiscal year. As a result, 811,145 options were available for grant under the Stock Plan as of July 5, 1997.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 - STOCK OPTIONS (CONTINUED)

     Options issued, cancelled, exercised and outstanding under the Stock Plan at July 5, 1997 are summarized below:

                       NUMBER                                                 EXERCISE         EXPIRATION   EXERCISABLE AT
   ISSUE DATE(A)       ISSUED       CANCELLED   EXERCISED   OUTSTANDING        PRICE              DATE       JULY 5, 1997
--------------------  ---------     ---------   ---------   -----------   ----------------     ----------   --------------

7/2/1992............    100,000        --        100,000        --                  $ 7.00       7/2/2002        --
8/14/1992...........    400,000       64,000     157,332       178,668              $ 8.00      8/14/2002        178,668
11/19/1992..........     50,000       50,000       --           --                  $11.00     11/19/2002        --
5/20/1993...........     90,000       70,000      20,000        --                  $11.75      5/10/2003        --
8/19/1993...........    324,000       20,014      51,986       252,000              $10.88      8/19/2003        252,000
9/9/1993............    100,000        --          --          100,000              $11.25       9/9/2003        100,000
11/10/1993..........     30,000       30,000       --           --                  $15.13     11/10/2003        --
1/7/1994............     30,000        --          --           30,000              $13.88       1/7/2004         30,000
8/16/1994...........    615,000      150,017      19,983       445,000              $15.25      8/16/2004        380,666(b)
11/10/1994..........     20,000        6,667       3,333        10,000              $14.50     11/10/2004          6,667
12/22/1994..........      8,000        3,000       --            5,000              $13.75     12/22/2004          3,333
2/23/1995...........     90,000        --         23,316        66,684              $14.25      2/23/2005         44,456
5/11/1995...........     85,000       26,667       8,333        50,000              $15.50      5/11/2005         33,333
8/11/1995...........  1,085,000      245,000       --          840,000              $20.88      8/11/2005        613,333(c)
3/11/1996...........     50,000       50,000       --           --                  $28.38      3/11/2006        --
5/8/1996............     50,000       50,000       --           --                  $19.75       5/8/2006        --
2/19/1997...........    845,000        --          --          845,000              $13.00      2/19/2007        500,000(d)
3/1/1997............    100,000        --          --          100,000              $14.63       3/1/2007        --
                      ---------     ---------   ---------   -----------                                     --------------
                      4,072,000      765,365     384,283     2,922,352      $ 8.00 - 20.88(e)                  2,142,456
                      ---------     ---------   ---------   -----------   ----------------                  --------------
                      ---------     ---------   ---------   -----------   ----------------                  --------------

------------------

 (a) Options vest one third on each anniversary date starting one year after the issue date.

 (b) 250,000 of such options are fully vested

 (c) 500,000 of such options are fully vested.

 (d) All of such options are fully vested.

 (e) The weighted average price for all options outstanding under the Stock Plan was $15.20 at July 5, 1997.

     At July 5, 1997 the Company had 3,733,497 shares of Common Stock reserved for the exercise of options granted and to be granted under the Stock Plan.

     In November 1993, the stockholders approved and the Company adopted the 1993 Stock Option Plan for Non-Employee Directors ('Directors Plan'). The Directors Plan provides for awards of non-qualified stock options to Directors of the Company who are not employees of the Company or its affiliates and who have not, within one year, received any other award under any plan of the Company or its affiliates. Options granted under the Directors Plan shall be exercisable in whole or in part at all times during the period beginning on the date of grant until the earlier of (i) ten years from the date of grant or (ii) one year from the date on which an optionee ceases to be an eligible Director.

     The exercise price per share of Common Stock shall be 100% of the fair market value on the date the option is granted. In addition, the Directors Plan provides for granting of options to purchase 15,000 shares of Common Stock upon a non-employee Director's election or appointment to the Board of Directors of the Company. Immediately following each Annual Shareholders Meeting, commencing with the meeting following the close of the 1994 fiscal year, each eligible Director will be granted an option to purchase 5,000 shares of Common Stock. As of July 5, 1997 options to purchase 75,000,

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 - STOCK OPTIONS (CONTINUED)
15,000, 25,000, 15,000, 40,000 and 25,000 shares of Common Stock had been granted at exercise prices of $11.22, $14.1875, $14.625, $14.187, $19.375 and
$11.375 per share, 20,000 of which had been exercised and 15,000 of which had been cancelled. At July 5, 1997 the Company had 180,000 shares of Common Stock reserved for future issuance for the exercise of options granted under the Directors Plan.

     The weighted average fair values of the options granted, under the plans in effect at July 5, 1997, during the fiscal years ended July 6, 1996 and July 5, 1997 were $10.21 and $6.00, respectively. Fair value was determined using the Black Scholes options pricing formula. For options granted in fiscal 1996, the risk free interest rate was approximately 6%, the expected life was 4 years, the expected volatility was approximately 53% and the expected dividend yield was approximately 0.1%, all calculated on a weighted average basis. For options granted in fiscal 1997, the risk free interest rate was approximately 6%, the expected life was 4 years, the expected volatility was approximately 53% and the expected dividend yield was 0.38%, all calculated on a weighted average basis.

     On a pro-forma basis under the provision of FAS 123, net income and net income per share would have decreased by $4,346,000 and $0.22 and $2,486,000 and $0.11 for the years ended July 6, 1996 and July 5, 1997, respectively.

9 - COMMITMENTS AND CONTINGENCIES

     Leases: Rent expense including rent paid to Warnaco was $6,099,000, $10,200,000 and $13,341,000 for the years ended July 1, 1995, July 6, 1996 and
July 5, 1997, respectively. Rent paid to Warnaco was $880,000, $979,000 and $726,000 for the years ended July 1, 1995, July 6, 1996 and July 5, 1997, respectively.

     In September 1996, Warnaco agreed to release the Company from future obligations under a sub-lease agreement, therefore the Company has no future non-cancelable lease obligation related to Warnaco.

     Future minimum lease payments, required under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

    FISCAL
    YEAR                                                           TOTAL
                                                                  -------
1998...........................................................   $10,769
1999...........................................................     9,751
2000...........................................................     9,640
2001...........................................................     9,670
2002...........................................................     9,471
Thereafter.....................................................    30,228

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 - NON-RECURRING EXPENSES

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

     The Company incurred certain legal, investment banking and other fees in connection with a proposed merger between the Company and Warnaco which was terminated in July 1996. These costs, amounting to approximately $2,000,000 ($1,380,000 net of income tax benefits), have been included as a non-recurring item in the Statement of Operations in fiscal 1996.

     On January 1, 1997, one of the Company's three distribution centers, located in Sparks Nevada, was flooded destroying certain inventory owned by the Company. The Company is insured for such losses as well as for profits lost due to business interruption. As of July 5, 1997, the Company had recorded a $25 million claim receivable from the insurance company related to this claim for the cost of inventory damaged in the flood, lost profit on orders that were lost due to the flood and other covered expenses. As of July 5, 1997 the Company had received $15.5 million from the insurance company against such claim receivable, leaving an outstanding claim receivable of $9.5 million. In the fourth quarter of fiscal 1997, the Company incurred certain flood related distribution expenses in excess of amounts covered by insurance amounting to $3,354,000 ($2,162,000 net of income tax benefits) which have been included as a non-recurring item in the Statement of Operations.

11 - RELATED PARTY TRANSACTIONS

     The Company purchases certain services from Warnaco including contract manufacturing, occupancy services related to leased facilities, computer service, laboratory testing, transportation and other services, all of which are charged at Warnaco's cost. Additionally, the Company sells certain inventory to Warnaco and provides certain design services to Warnaco.

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

     In May 1996 the Company made a strategic decision to close its closeout outlet stores. In July 1996, the Company closed several of its closeout outlet stores, transferred the leases on the remaining stores to Warnaco and sold the existing store inventory to Warnaco.

     During fiscal 1997, the Company paid interest to GE Capital for amounts borrowed under the terms of its credit facility.

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

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 - RELATED PARTY TRANSACTIONS (CONTINUED)

     The following summarizes related party transactions included in the Consolidated Statements of Operations (in thousands):

                                                                          JULY 1,    JULY 6,    JULY 5,
                                                                           1995       1996       1997
                                                                          -------    -------    -------

Expenses for Warnaco services (excluding rent expense).................   $ 1,454    $ 2,727    $ 7,110
Product sales and other income -- Warnaco(1)...........................     5,625      4,302     28,726
Product sales..........................................................     3,296      1,251        573
Interest expense relating to balance owed to Affiliate.................       807        928        665
Gross purchases through Affiliate......................................    27,171     23,457     21,385
Royalty expenses.......................................................     4,883      6,177      5,705
Fees paid to affiliate for buying agent services.......................     1,612      1,557      1,419
Interest expense related to credit agreement...........................     --         --         3,861

------------------

(1) The year ended July 5, 1997 includes revenues from the transfer of outlet store assets including inventory of approximately $13 million.

12 - BENEFIT PLAN

     The Company has a 401(k) defined contribution profit sharing plan ('Plan'), which covers all eligible, non-union domestic employees of the Company. The Company contributes amounts equal to 15% of employee contributions up to a maximum of 6% of employees eligible compensation. Company contributions to the Plan were approximately $64,000, $114,000 and $91,000 for the years ended July 1, 1995, July 6, 1996 and July 5, 1997, respectively.

13 - INCOME TAXES

     The components of deferred taxes and liabilities as of July 6, 1996 and July 5, 1997 are as follows (in thousands):

                                                                                     JULY 6,    JULY 5,
                                                                                      1996       1997
                                                                                     -------    -------

Deferred tax assets (and valuation allowances):
Inventory and accounts receivable reserves........................................   $ 5,891    $ 2,876
Book amortization of trademarks, licenses and other intangible assets.............     4,554      9,435
Tax credit carryforwards..........................................................     1,374      2,673
Net operating loss carryforward...................................................     5,205         19
Other deferred tax assets.........................................................     1,756      3,718
Valuation allowances..............................................................    (5,873)      (458)
                                                                                     -------    -------
     Deferred tax assets -- net...................................................    12,907     18,263
Tax over book depreciation........................................................    (3,216)    (3,659)
Acquisition related accruals......................................................    (2,391)    (2,391)
Tax amortization of trademarks, licenses and other intangible assets..............    (2,513)    (8,292)
Pre-opening costs.................................................................      (970)      (869)
Prepaid costs.....................................................................    (1,128)      (975)
Software development costs........................................................    (2,054)    (2,174)
Other deferred tax liabilities....................................................    (1,055)    (4,988)
                                                                                     -------    -------
     Deferred tax liabilities.....................................................   (13,327)   (23,348)
                                                                                     -------    -------
     Net deferred tax liability...................................................   $  (420)   $(5,085)
                                                                                     -------    -------
                                                                                     -------    -------

     Valuation allowances are recorded to account for uncertainties related to the ultimate realization of net operating loss, capital loss, contribution and foreign tax credit carryforwards and the ultimate

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 - INCOME TAXES (CONTINUED)
realization of tax deductions for intangible amortization. The valuation allowance increased (decreased) $3,826,000 and $(5,415,000) for the fiscal years ended July 6, 1996 and July 5, 1997, respectively.

     The provision for income taxes included in the Consolidated Statements of Operations amounts to (in thousands):

                                                                              FOR THE YEARS ENDED
                                                                         ------------------------------
                                                                         JULY 1,    JULY 6,     JULY 5,
                                                                          1995        1996       1997
                                                                         -------    --------    -------

Current:
     U.S. Federal.....................................................   $ 8,110    $ (9,995)   $ 3,857
     State............................................................     1,739      (1,227)     1,040
     Foreign..........................................................       730         (99)       511
                                                                         -------    --------    -------
                                                                          10,579     (11,321)     5,408
Deferred:
     U.S. Federal.....................................................     1,285      (6,483)     4,541
     State............................................................       311        (632)       100
     Foreign..........................................................       (57)        108         24
                                                                         -------    --------    -------
                                                                           1,539      (7,007)     4,665
                                                                         -------    --------    -------
          Total.......................................................   $12,118    $(18,328)   $10,073
                                                                         -------    --------    -------
                                                                         -------    --------    -------

     As of July 5, 1997, the Company had net operating loss carryforwards for state income tax purposes of $536,000 which expire in 2011. For federal income tax purposes, the Company has capital loss and contribution carryforwards of $1,308,000 and $1,497,000, respectively, which expire in 2001. In addition, the Company has foreign tax credit carryforwards of $131,000 which expire through 2001 and federal alternative minimum tax credits of $2,133,000 which can be carried forward indefinitely.

     The following represents the reconciliation of the tax provision rate to the U.S. Federal income statutory tax rate:

                                                                                  FOR THE YEARS ENDED
                                                                           ---------------------------------
                                                                           JULY 1,      JULY 6,      JULY 5,
                                                                            1995         1996         1997
                                                                           -------      -------      -------

Statutory rate..........................................................     35.0%       (35.0)%       35.0%
State rate..............................................................      4.2         (1.1)         7.0
Foreign tax rate in excess of U.S. statutory rate.......................     (2.2)        --            0.8
Intangible amortization.................................................      1.7          0.3          0.7
Other...................................................................     (0.3)        --            5.0
Valuation allowances....................................................     --            5.2        (13.2)
Inventory contribution..................................................     --           (0.6)        (0.7)
                                                                           -------      -------      -------
Tax provision rate......................................................     38.4%       (31.2)%       34.6%
                                                                           -------      -------      -------
                                                                           -------      -------      -------

14 - EXTRAORDINARY ITEMS

     Due to early extinguishment of debt the Company wrote off the deferred financing costs of $2,202,000 related to the Company's credit facility in March 1996. The extraordinary item of $1,497,000, net of income tax benefits of $705,000 was recorded in the third quarter of fiscal 1996.

15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

     The carrying amounts and fair value of the Company's financial instruments are as follows (in thousands):

                                                                JULY 6, 1996           JULY 5, 1997
                                                            --------------------    -------------------
                                                            CARRYING      FAIR      CARRYING     FAIR
                                                             AMOUNT      VALUE       AMOUNT      VALUE
                                                            --------    --------    --------    -------

Revolving Loan...........................................   $118,017    $118,017    $ 75,776    $75,776
Term Loan................................................      --          --         47,500     47,500
Interest rate collar.....................................         50        (175)      --         --
Letters of credit........................................      1,123       1,123         935        935

16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summarizes the unaudited quarterly financial results of the Company for the fiscal years ended July 6, 1996 and July 5, 1997 (in thousands except share data):

                                                     FIRST     SECOND      THIRD      FOURTH
             YEAR ENDED JULY 6, 1996                  QTR        QTR        QTR       QTR(1)
-------------------------------------------------   -------    -------    -------    --------

Net revenues.....................................   $42,908    $77,298    $98,860    $ 90,543
Gross profit -- as reported......................    17,738     30,203     37,528       3,962
Gross profit -- adjusted.........................    17,738     23,460     30,238       3,962
Extraordinary item...............................     --         --        (1,497)      --

Net income (loss) as reported....................   $ 2,175    $ 5,486    $  (750)   $(36,299)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------
Net income (loss) -- adjusted....................   $ 2,175    $(1,164)   $(5,562)   $(36,299)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------
Net income (loss) per common share -- as
  reported.......................................   $  0.10    $  0.25    $( 0.03)   $  (1.78)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------
Net income (loss) -- as adjusted(1)..............   $  0.10    $ (0.06)   $ (0.27)   $  (1.78)
                                                    -------    -------    -------    --------
                                                    -------    -------    -------    --------

                                                   FIRST      SECOND      THIRD       FOURTH
            YEAR ENDED JULY 5, 1997                 QTR         QTR        QTR         QTR
-----------------------------------------------   --------    -------    --------    --------

Net revenues...................................   $ 38,665    $70,443    $104,952    $109,028
Gross profit...................................     11,203     26,572      46,588      47,933
Net income (loss)..............................   $(11,541)   $ 4,637    $ 13,936    $ 12,003
                                                  --------    -------    --------    --------
                                                  --------    -------    --------    --------
Net income (loss) per common share.............   $  (0.52)   $  0.21    $   0.62    $   0.53
                                                  --------    -------    --------    --------
                                                  --------    -------    --------    --------

------------------

(1) The weighted average number of common shares outstanding for the second, third and fourth quarters, as adjusted does not include common stock equivalents as the impact on net loss per share is anti-dilutive.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17 - OTHER

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

     Commencing in fiscal 1997, the Company effected improvements in its internal accounting controls and procedures by improving its inventory monitoring systems and controls including the development of a cycle count program for its raw material and trim inventory, implementing supplemental procedures to review and adjust interim balance sheets and income statements and by appointing additional financial and accounting personnel. In addition, the Company has effected certain structural changes in its business and operations which the Company believes eliminate certain inventory control issues, including subcontracting substantially all of its production control and manufacturing functions, closing its Company-owned outlet stores and exiting the skiwear business. The Company believes that the systems improvements, personnel changes and structural changes have significantly enhanced the Company's internal control structure and operations.

                         AUTHENTIC FITNESS CORPORATION
                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                                   BALANCE     CHARGED TO    CHARGED TO
                                                  BEGINNING    COSTS AND       OTHER                        BALANCE AT
                  DESCRIPTION                      OF YEAR      EXPENSES      ACCOUNTS     WRITE-OFFS(A)    END OF YEAR
-----------------------------------------------   ---------    ----------    ----------    -------------    -----------

Accounts Receivable Allowances:
Year ended July 1, 1995........................    $ 3,082      $ 17,726       $--            ($16,689)       $ 4,119
                                                  ---------    ----------    ----------    -------------    -----------
                                                  ---------    ----------    ----------    -------------    -----------
Year ended July 6, 1996........................    $ 4,119      $ 26,368       $--            ($21,126)       $ 9,361
                                                  ---------    ----------    ----------    -------------    -----------
                                                  ---------    ----------    ----------    -------------    -----------
Year ended July 5, 1997........................    $ 9,361      $ 20,135       $--            ($22,625)       $ 6,871
                                                  ---------    ----------    ----------    -------------    -----------
                                                  ---------    ----------    ----------    -------------    -----------

------------

(a) Uncollectible accounts written-off, net of recoveries and charges for returns, allowances and cash discounts to the allowance account.

                                      S-1



                         STATEMENT OF DIFFERENCES

     The trademark symbol shall be expressed as.................... 'tm'
     The registered trademark symbol shall be expressed as......... 'r'
     The dagger symbol shall be expressed as....................... 'D'
     The cent symbol shall be expressed as......................... [c]