Form 10-Q
period 1997-10-04
AUTHENTIC FITNESS CORP
filed 1997-11-18
CIK 887538

________________________________________________________________________________
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 4, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ________________________ to
                            ________________________

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

                        [x]  Yes                  [ ]  No

The number of shares of the registrant's Common Stock outstanding as of November 10, 1997 was: 22,159,530.

________________________________________________________________________________
________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AUTHENTIC FITNESS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                 OCTOBER 4, 1997       JULY 5, 1997
                                                                                 ----------------    ----------------
                                                                                   (UNAUDITED)
                                                                                      (IN THOUSANDS OF DOLLARS)
                                    ASSETS
Current assets:
     Cash.....................................................................       $    857            $  1,246
     Accounts receivable -- net...............................................         69,344              85,240
     Accounts receivable from affiliates......................................         14,484              14,443
     Inventories:
       Finished goods.........................................................         68,885              57,671
       Raw material and work in process.......................................         37,648              28,796
                                                                                 ----------------    ----------------
          Total inventories...................................................        106,533              86,467
     Prepaid expenses.........................................................          8,964               6,119
                                                                                 ----------------    ----------------
          Total current assets................................................        200,182             193,515
                                                                                 ----------------    ----------------
Property, plant and equipment, (net of accumulated
  depreciation of $19,372 and $17,609, respectively)..........................         50,698              52,566
Intangibles and other assets -- net...........................................         74,446              75,791
                                                                                 ----------------    ----------------
                                                                                     $325,326            $321,872
                                                                                 ----------------    ----------------
                                                                                 ----------------    ----------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility................................       $103,653            $ 75,776
     Current portion of long-term debt........................................          6,708               6,751
     Accounts payable and accrued liabilities.................................         26,040              33,138
     Accounts payable to affiliate............................................         20,599              22,937
     Accrued (prepaid) income taxes...........................................         (4,018)              1,795
                                                                                 ----------------    ----------------
          Total current liabilities...........................................        152,982             140,397
                                                                                 ----------------    ----------------
Long-term debt................................................................         42,567              42,682
Deferred income taxes.........................................................          5,086               5,085
Stockholders' equity:
     Preferred Stock; $.01 par value..........................................        --                  --
     Common Stock; $.001 par value............................................             23                  23
     Capital in excess of par value...........................................        160,268             160,186
     Cumulative translation adjustment........................................           (737)               (741)
     Treasury stock, at cost..................................................         (4,108)             (1,854)
     Accumulated deficit......................................................        (30,755)            (23,906)
                                                                                 ----------------    ----------------
          Total stockholders' equity..........................................        124,691             133,708
                                                                                 ----------------    ----------------
                                                                                     $325,326            $321,872
                                                                                 ----------------    ----------------
                                                                                 ----------------    ----------------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                                       FIRST QUARTER ENDED
                                                                              --------------------------------------
                                                                              OCTOBER 4, 1997       OCTOBER 5, 1996
                                                                              ----------------      ----------------
                                                                                           (UNAUDITED)
                                                                                     (IN THOUSANDS OF DOLLARS
                                                                                        EXCEPT SHARE DATE)
Net revenues.............................................................         $ 36,970              $ 38,665
Cost of goods sold.......................................................           23,900                27,462
                                                                              ----------------      ----------------
Gross profit.............................................................           13,070                11,203
Selling, general and administrative expenses(a)..........................           21,202                20,012
                                                                              ----------------      ----------------
Income (loss) before interest and income taxes...........................           (8,132)               (8,809)
Interest expense.........................................................            3,096                 2,732
                                                                              ----------------      ----------------
Income (loss) before provision for income taxes..........................          (11,228)              (11,541)
Provision (benefit) for income taxes.....................................           (4,379)              --
                                                                              ----------------      ----------------
Net income (loss)........................................................         $ (6,849)             $(11,541)
                                                                              ----------------      ----------------
                                                                              ----------------      ----------------

Net income (loss) per common share.......................................         $(0.31)               $(0.52)
                                                                              ----------------      ----------------
                                                                              ----------------      ----------------
Weighted average number of common shares outstanding.....................       22,243,001            22,333,730
                                                                              ----------------      ----------------
                                                                              ----------------      ----------------

------------


 (a) includes non-recurring expense of $1,408,000 in the quarter ended October 4, 1997 related to the write-off of certain assets and other costs associated with closing the Company's Bally's Fitness Centers stores, as well as the consolidation of the Company's three California manufacturing facilities into two facilities.

Related party transactions included in the Consolidated Condensed Statement of Operations:
     Product sales.............................................................................   $  282    $4,952
     Purchases of goods and services...........................................................      970     1,307
     Royalties paid or accrued.................................................................      959       848
     Interest expense..........................................................................    1,086       409

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH

                                                                                         FIRST QUARTER ENDED
                                                                                 ------------------------------------
                                                                                 OCTOBER 4, 1997     OCTOBER 5, 1996
                                                                                 ----------------    ----------------
                                                                                             (UNAUDITED)
                                                                                      (IN THOUSANDS OF DOLLARS)
Cash flows from operating activities:
     Net income (loss)........................................................       $ (6,849)           $(11,541)
     Non cash items included in net income (loss):
          Depreciation and amortization.......................................          2,584               2,092
          Other...............................................................         (1,138)                593
          Non-recurring item..................................................          1,408                --
     Income taxes.............................................................         (5,812)              1,915
     Other changes in operating accounts......................................        (14,154)              2,318
                                                                                 ----------------    ----------------
          Net cash used in operating activities...............................        (23,961)             (4,623)
                                                                                 ----------------    ----------------
Cash flows from investing activities:
     Purchase of equipment and other long-term assets.........................         (1,416)             (6,279)
     Other....................................................................           (272)             (1,050)
                                                                                 ----------------    ----------------
          Net cash used in investing activities...............................         (1,688)             (7,329)
                                                                                 ----------------    ----------------
Cash flows from financing activities:
     Borrowing (repayments) under revolving credit facility...................         27,877             (33,799)
     Net proceeds from the sale of common stock and exercise of stock
       options................................................................             96                --
     Repayments of debt.......................................................           (158)               (158)
     Proceeds from issuance of long-term debt.................................           --                50,000
     Purchase of treasury stock...............................................         (2,254)               --
     Dividends paid...........................................................           (280)               (535)
     Increase in deferred financing costs.....................................            (21)             (5,055)
                                                                                 ----------------    ----------------
          Net cash provided from financing activities.........................         25,260              10,453
                                                                                 ----------------    ----------------
Increase (decrease) in cash...................................................           (389)             (1,499)
Cash at beginning of period...................................................          1,246               1,499
                                                                                 ----------------    ----------------
Cash at end of period.........................................................       $    857            $   --
                                                                                 ----------------    ----------------
                                                                                 ----------------    ----------------
Other changes in operating accounts:
     Accounts receivable......................................................       $ 15,855            $ 16,096
     Inventories..............................................................        (20,066)            (16,591)
     Other current assets.....................................................         (2,845)                203
     Accounts payable and accrued liabilities.................................         (7,098)              2,610
                                                                                 ----------------    ----------------
                                                                                     $(14,154)           $  2,318
                                                                                 ----------------    ----------------
                                                                                 ----------------    ----------------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all of the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of October 4, 1997 as well as its results of operations and cash flows for the periods ended October 4, 1997 and October 5, 1996. Operating results for interim periods may not be indicative of results for the full fiscal year. The consolidated condensed balance sheet as of July 5, 1997 is derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 5, 1997.

     2. In May 1997, the Company's Board of Directors approved the Company's plan to purchase up to $10,000,000 of its Common Stock. As of October 4, 1997, the Company had purchased 272,200 shares of its Common Stock at an average price of $15.09 per share for an aggregate purchase price of $4,108,000.

     3. During the first quarter of fiscal 1998 the Company, closed its Bally's Fitness Centers Stores, as well as consolidated its three California manufacturing facilities into two facilities. These actions resulted in non-recurring charges of $1,408,000 ($859,000 net of income tax benefits of $549,000) which have been included in selling, general and administrative expenses in the first quarter of fiscal 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)

                                                                                   FIRST QUARTER ENDED
                                                                                --------------------------
                                                                                OCTOBER 4,     OCTOBER 5,
                                                                                   1997,          1996
                                                                                -----------    -----------
                                                                                 (AMOUNTS IN MILLIONS OF
                                                                                         DOLLARS)

Net revenues.................................................................      $37.0         $  38.7
Cost of goods sold...........................................................       23.9            27.5
                                                                                -----------    -----------
Gross profit.................................................................       13.1            11.2
   % to net revenue..........................................................       35.4%           29.0%
Selling, general and administrative expenses.................................       19.8            20.0
Non-recurring items..........................................................        1.4          --
                                                                                -----------    -----------
Income (loss) before interest and income taxes...............................       (8.1)           (8.8)
Interest expense.............................................................        3.1             2.7
Income tax (benefit).........................................................       (4.4)         --
                                                                                -----------    -----------
Net (loss)...................................................................       (6.8)          (11.5)
Pro-forma income tax benefit.................................................      --               (4.2)
                                                                                -----------    -----------
Pro-forma net loss...........................................................      $(6.8)        $  (7.3)
                                                                                -----------    -----------
                                                                                -----------    -----------

                            ------------------------

     Net revenue for the first quarter of fiscal 1998 was $37.0 million compared to $38.7 million in the first quarter of fiscal 1997. Net revenue for the first quarter of fiscal 1997 included $5.5 million of net revenues related to the discontinued skiwear operations. Excluding discontinued skiwear operations, net revenue increased 11.5%, primarily due to an increase of 21.8% in Authentic Fitness'r' Retail Division net revenue. Speedo'r' Division net revenue increased 3.8% to $21.2 million in the first quarter of fiscal 1998 from $20.4 million in the first quarter of fiscal 1997. The Speedo'r' sales mix improved dramatically as regular price shipments increased approximately 33% compared to last year. Racing and fitness swimwear increased approximately 37% over last year while goggles and accessories were up approximately 20%. The Designer Swimwear Division's net revenue increased to $2.0 million from $1.4 million last year. Authentic Fitness'r' Retail Division net revenue increased 21.8% to $13.8 million in the first quarter of fiscal 1998 from $11.3 million in the first quarter of fiscal 1997. At November 10, 1997 the Company had 139 stores open compared to 104 stores last year. Same store sales for the first quarter of fiscal 1998 increased 5.6% over the year earlier period.

     Gross profit for the first quarter of fiscal 1998 increased to $13.1 million from $11.2 million in the first quarter of fiscal 1997. The increase in gross profit reflects the better Speedo'r' sales mix, as noted above, and the increase in Authentic Fitness'r' Retail Division sales. Gross profit as a percentage of net revenue was 35.4% in the first quarter of fiscal 1998 compared to 29.0% in the first quarter of fiscal 1997. The increase in gross profit as a percentage of net revenue reflects the better regular price sales mix in the Speedo'r' Division, as noted above and the higher level of Authentic Fitness'r' Retail Division sales which generate a higher gross profit margin than the wholesale divisions.

     Selling, general and administrative expenses decreased to $19. 8 million in the first quarter of fiscal 1998 from $20.0 million in the first quarter of fiscal 1997. The decrease in selling, general and administrative expenses reflects lower marketing and advertising expenses and a reduction in workforce effected during fiscal 1997, partially offset by higher depreciation and amortization expenses and higher retail division selling costs.

     The Company recorded $1.4 million ($0.9 million net of income tax benefits of $0.5 million) of non-recurring expenses in the first quarter of fiscal 1998 related to the write-off of certain assets and other costs associated with closing the Company's Bally's Fitness Center stores, as well as costs incurred in the consolidation of the Company's three California manufacturing facilities into two facilities.

     Interest expense was $3.1 million in the first quarter of fiscal 1998 compared to $2.7 million in the first quarter of fiscal 1997. The increase of approximately $400,000 in interest expense compared to last year is primarily a result of higher borrowing to finance the opening of thirty-five Authentic Fitness'r' Retail Stores since last year and the associated higher working capital requirements.

     The Company's effective income tax rate for the first quarter of fiscal 1998 was 39%. The Company did not record an income tax benefit in the first quarter of fiscal 1997.

     Net loss for the first quarter of fiscal 1998 was $(6.8) million compared to a net loss of $(11.5) million in the first quarter of fiscal 1997. The net loss for the first quarter of fiscal 1997, after giving effect to a pro-forma income tax benefit of 36%, was $(7.3) million. The improvement in the net loss reflects the higher operating income partially offset by higher interest expense, as noted above.

CAPITAL RESOURCES AND LIQUIDITY

     On September 6, 1996, the Company entered into a $200 million Credit Agreement with GE Capital, The Bank of Nova Scotia, Societe Generale and Union Bank of California (the '$200 Million Credit Agreement'). The $200 Million Credit Agreement is for a term of five years and provides for a term loan ('Term Loan') in the amount of $50 million and a revolving loan facility ('Revolving Loan') in the amount of $150 million. Borrowings under the $200 Million Credit Agreement accrue interest at the lenders' base rate or at LIBOR plus 1.0%. The rate of interest payable on outstanding borrowing will be automatically reduced to as low as LIBOR plus 0.75% based upon improvements in the Company's EBITDA to debt ratio.

     In May 1997, the Company's Board of Directors approved a stock repurchase program which allows the Company to buy up to $10 million of its outstanding Common Stock. As of November 10, 1997, the Company had purchased 272,200 shares of its Common Stock at an average price of $15.09 per share. The aggregate cost of the shares was $4.1 million.

     On August 16, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared its first quarterly cash dividend of 1.25[c] per share, equivalent of an annual rate of 5[c] per share. The Company has since declared eight successive quarterly cash dividends of 1.25[c] per share. The Company believes that the payment of a regular quarterly cash dividend helps broaden the Company's shareholder base.

     The Company plans to expand its channels of distribution and provide growth in its operations by opening additional Speedo'r' Authentic Fitness'r' retail stores. The Company currently has 139 stores open. The cost of leasehold improvements, fixtures and the additional working capital associated with the opening of an average new store is expected to be approximately $250,000.

     The Company's liquidity requirements arise primarily from its debt service requirements and the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs arising at the end of the third quarter and beginning of the fourth quarter of the fiscal year. The Company typically generates nearly all of its operating cash flow in the fourth quarter of the fiscal year reflecting third and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year. The Company meets its seasonal working capital needs by utilizing amounts available under its Revolving Loan.

     Cash used in operating activities for the first quarter of fiscal 1998 was $(24.0) million compared to $(4.6) million in the first quarter of fiscal 1997. The increase in cash used in operating activities in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 primarily reflects income tax payments of $5.8 million and higher working capital usage. Inventory increased $20.1 million in the first quarter of fiscal 1998 from year end reflecting the seasonal increase in inventory to support second and third quarter shipping. Accounts payable and accrued liabilities decreased $7.1 million in the first quarter of fiscal 1998 from year end reflecting the timing of certain trade payments, primarily related to inventory. Cash used in investing activities was $(1.7) million in the first quarter of fiscal 1998 compared to $(7.3) million in the first quarter of fiscal 1997. The decrease in cash used in investing activities reflects lower capital expenditures of $5.6 million due to the timing of Authentic Fitness'r' retail store openings. Cash provided from financing activities was $25.3 million in the first quarter of fiscal 1998 compared to $10.5 million in the first quarter of fiscal 1997. Cash provided from financing activities in the first quarter of fiscal 1998 primarily reflects seasonal borrowing under the Company's Revolving Loan partially offset by the repurchase of $2.3 million of the Company's Common Stock. Cash provided from financing activities in the first quarter of fiscal 1997 primarily reflects the refinancing of the Company's debt agreements and the payment of related debt issue costs. The Company's revolving loan balance was $103.7 million at the end of the first quarter of fiscal 1998. At November 11, 1997 the Company had approximately $15 million of additional credit available under its Revolving Loan.

     The Company believes that funds available under its $200 Million Credit Agreement, as noted above, combined with cash flow to be generated from future operations will be sufficient for the operations of the Company, including debt service, dividend payments and costs associated with the expansion of its Authentic Fitness'r' Retail Division for at least the next twelve months. Although the Company believes that its current credit agreement and cash flow to be generated from future operations will also be sufficient for its long-term operations (periods beyond the next twelve months) circumstances may arise that would require the Company to seek additional financing. In those circumstances the Company expects to evaluate additional sources of funds, for example, sales of additional common stock and expanded or additional bank credit facilities.

YEAR 2000 COMPLIANCE

     Following a comprehensive study of the Company's current systems and future requirements, the Company will initiate a program to update or replace existing capabilities with enhanced hardware and software applications. The objectives of the new program are to achieve competitive benefits for the Company, as well as assuring that all systems will meet 'Year 2000' requirements. Implementation of this program is expected to require expenditures, primarily capital, of approximately $12 million over the next three years. Funding requirements have been incorporated into the Company's capital and operating expenditure plans and are not expected to have a material adverse impact on the Company's financial condition, results of operations or liquidity.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM S-K.

     (a) Exhibits

         11.1  Earnings Per Share
         27.1  Financial Data Schedule

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AUTHENTIC FITNESS CORPORATION


Date: November 18, 1997                                             By:    /s/ CHRISTOPHER G. STAFF
                                                          ........................................................
                                                                             CHRISTOPHER G. STAFF
                                                                   PRESIDENT AND CHIEF OPERATING OFFICER

Date: November 18, 1997                                             By:    /s/ WALLIS H. BROOKS
                                                          ........................................................
                                                                              WALLIS H. BROOKS
                                                             SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                                 PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER


                           STATEMENT OF DIFFERENCES
                           ------------------------

          The registered trademark symbol shall be expressed as.... 'r'