Form 10-Q
period 1998-01-03
AUTHENTIC FITNESS CORP
filed 1998-02-17
CIK 887538

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 3, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                         COMMISSION FILE NUMBER 1-11202

                            ------------------------

                         AUTHENTIC FITNESS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        DELAWARE                                                 95-4268251
              (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
           OF INCORPORATION OR ORGANIZATION)

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     The number of shares of the registrant's Common Stock outstanding as of February 13, 1998 was: 22,131,196.

________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                                      JANUARY 3, 1998    JULY 5, 1997
                                                                                      ---------------    ------------
                                                                                        (UNAUDITED)
                                                                                         (IN THOUSANDS OF DOLLARS)

                                      ASSETS
Current assets:
     Cash..........................................................................      $   1,985         $  1,246
     Accounts receivable -- net....................................................         89,850           85,240
     Accounts receivable from affiliates...........................................          1,344           14,443
     Inventories:
          Finished goods...........................................................         91,420           57,671
          Raw material and work in process.........................................         36,683           28,796
                                                                                      ---------------    ------------
               Total inventories...................................................        128,103           86,467
     Prepaid expenses..............................................................         10,833            6,119
                                                                                      ---------------    ------------
               Total current assets................................................        232,115          193,515
                                                                                      ---------------    ------------
Property, plant and equipment, (net of accumulated depreciation of $21,026 and
  $17,609, respectively)...........................................................         50,356           52,566
Intangibles and other assets -- net................................................         73,446           75,791
                                                                                      ---------------    ------------
                                                                                         $ 355,917         $321,872
                                                                                      ---------------    ------------
                                                                                      ---------------    ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility.....................................      $ 113,872         $ 75,776
     Current portion of long-term debt.............................................          7,914            6,751
     Accounts payable and accrued liabilities......................................         48,403           33,138
     Accounts payable to affiliates................................................         16,701           22,937
     Accrued (prepaid) income taxes................................................         (1,716)           1,795
                                                                                      ---------------    ------------
               Total current liabilities...........................................        185,174          140,397
                                                                                      ---------------    ------------
Long-term debt.....................................................................         38,696           42,682
Deferred income taxes..............................................................          5,069            5,085
Stockholders' equity:
     Preferred Stock; $.01 par value...............................................        --                --
     Common Stock; $.001 par value.................................................             23               23
     Capital in excess of par value................................................        160,522          160,186
     Cumulative translation adjustment.............................................           (967)            (741)
     Treasury stock, at cost.......................................................         (4,929)          (1,854)
     Accumulated deficit...........................................................        (27,671)         (23,906)
                                                                                      ---------------    ------------
               Total stockholders' equity..........................................        126,978          133,708
                                                                                      ---------------    ------------
                                                                                         $ 355,917         $321,872
                                                                                      ---------------    ------------
                                                                                      ---------------    ------------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                              SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                           --------------------------     -------------------------
                                                           JANUARY 3,      JANUARY 4,     JANUARY 3,     JANUARY 4,
                                                              1998            1997           1998           1997
                                                           ----------      ----------     ----------     ----------
                                                                 (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                                                                 (UNAUDITED)

Net revenues..........................................      $ 72,652        $ 70,443       $ 109,620     $  109,108
Cost of goods sold....................................        40,211          43,871          64,110         71,333
                                                           ----------      ----------     ----------     ----------
Gross profit..........................................        32,441          26,572          45,510         37,775
Selling, general and administrative expenses(a).......        22,909          18,467          44,112         38,479
                                                           ----------      ----------     ----------     ----------
Income (loss) before interest and income taxes........         9,532           8,105           1,398           (704)
Interest expense......................................         3,532           3,468           6,628          6,200
                                                           ----------      ----------     ----------     ----------
Income (loss) before provision for income taxes.......         6,000           4,637          (5,230)        (6,904)
Provision (benefit) for income taxes(b)...............         2,340          --              (2,039)        --
                                                           ----------      ----------     ----------     ----------
Net income (loss).....................................      $  3,660        $  4,637       $  (3,191)    $   (6,904)
                                                           ----------      ----------     ----------     ----------
                                                           ----------      ----------     ----------     ----------
Net income (loss) per common share:
     Basic............................................      $   0.17        $   0.21       $   (0.14)    $    (0.31)
                                                           ----------      ----------     ----------     ----------
                                                           ----------      ----------     ----------     ----------
     Diluted..........................................      $   0.16        $   0.21       $   (0.14)    $    (0.31)
                                                           ----------      ----------     ----------     ----------
                                                           ----------      ----------     ----------     ----------
Weighted average number of common shares outstanding:
     Basic............................................     22,160,939      22,334,829     22,201,971     22,334,279
                                                           ----------      ----------     ----------     ----------
                                                           ----------      ----------     ----------     ----------
     Diluted..........................................     22,808,151      22,415,574     22,201,971     22,334,279
                                                           ----------      ----------     ----------     ----------
                                                           ----------      ----------     ----------     ----------

------------

 (a) Includes non-recurring expense of $1,408,000 in the six months ended January 3, 1998, related to the write-off of certain assets and other costs associated with the closing of the Company's twenty retail stores located in Bally's Fitness Centers and the consolidation of the Company's three California manufacturing facilities into two facilities.

 (b) Due to the Company's net operating loss carryforward, the Company did not record an income tax provision or benefit until the third quarter of fiscal 1997.

                            ------------------------

Related party transactions included in the Consolidated Condensed Statements of
Operations:

     Product sales.....................................     $   1,316       $   7,952      $   1,598      $   12,904
     Purchases of goods and services...................         1,636           1,129          2,461           2,223
     Royalties paid or accrued.........................         1,867           1,287          2,826           2,135
     Interest expense..................................         1,334           1,453          2,419           1,862
     Rent..............................................           144             143            289             356

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH

                                                                                            SIX MONTHS ENDED
                                                                                   ----------------------------------
                                                                                   JANUARY 3, 1998    JANUARY 4, 1997
                                                                                   ---------------    ---------------
                                                                                       (IN THOUSANDS OF DOLLARS)
                                                                                              (UNAUDITED)

Cash flows from operating activities:
     Net income (loss)..........................................................      $  (3,191)         $  (6,904)
     Non cash items included in net income (loss):
          Depreciation and amortization.........................................          5,159              4,276
          Other.................................................................            575              1,601
          Non-recurring item....................................................          1,408            --
     Income taxes...............................................................         (3,527)             6,690
     Other changes in operating accounts........................................        (28,832)           (16,530)
                                                                                   ---------------    ---------------
          Net cash used in operating activities.................................        (28,408)           (10,867)
                                                                                   ---------------    ---------------
Cash flows from investing activities:
     Purchase of equipment and other long-term assets...........................         (2,910)           (12,197)
     Other......................................................................            604             (1,940)
                                                                                   ---------------    ---------------
          Net cash used in investing activities.................................         (2,306)           (14,137)
                                                                                   ---------------    ---------------
Cash flows from financing activities:
     Borrowing (repayments) under revolving credit facility.....................         38,096            (19,782)
     Net proceeds from the sale of common stock and exercise of stock options...            336                  5
     Repayments of debt.........................................................         (2,823)              (266)
     Proceeds from issuance of long-term debt...................................        --                  50,274
     Purchase of treasury stock.................................................         (3,075)           --
     Dividends paid.............................................................           (560)              (559)
     Increase in deferred financing costs.......................................           (521)            (5,219)
                                                                                   ---------------    ---------------
          Net cash provided from financing activities...........................         31,453             24,453
                                                                                   ---------------    ---------------
Increase (decrease) in cash.....................................................            739               (551)
Cash at beginning of period.....................................................          1,246              1,499
                                                                                   ---------------    ---------------
Cash at end of period...........................................................      $   1,985          $     948
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------
Other changes in operating accounts:
     Accounts receivable........................................................      $   8,489          $ (10,188)
     Inventories................................................................        (41,636)           (19,223)
     Other current assets.......................................................         (4,714)             1,183
     Accounts payable and accrued liabilities...................................          9,029             11,698
                                                                                   ---------------    ---------------
                                                                                      $ (28,832)         $ (16,530)
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all of the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of January 3, 1998 as well as its results of operations and cash flows for the periods ended January 3, 1998 and January 4, 1997. Operating results for interim periods may not be indicative of results for the full fiscal year. The consolidated condensed balance sheet as of July 5, 1997 is derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 5, 1997.

     2. In May 1997, the Company's Board of Directors approved the Company's plan to purchase up to $10,000,000 of its Common Stock. As of January 3, 1998, the Company had purchased 317,200 shares of its Common Stock at an average price of $15.54 per share for an aggregate purchase price of $4,929,000.

     3. During the first quarter of fiscal 1998 the Company closed its twenty Authentic Fitness'r' Retail Stores located in Bally's Fitness Centers and consolidated its three California manufacturing facilities into two facilities. The total costs associated with these actions was $1,408,000 ($859,000 net of income tax benefits of $549,000) and has been included in selling, general and administrative expenses in the first six months of fiscal 1998.

     4. On December 12, 1997, the Company amended its $200 Million Credit Agreement such that the Company's ability under the terms of the $200 Million Credit facility to purchase its own Common Stock was immediately increased from $10,000,000 to $20,000,000 and will further increase to $30,000,000 when the Company achieves $60,000,000 in EBITDA and an EBITDA to debt ratio of 2.75 to 1.

     5. In the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, 'Earnings per Share' ('FAS 128'). Accordingly, all periods have been restated to present basic and diluted income per share.

     Basic income per share is computed by dividing earnings available to common shareholders by the average number of common shares outstanding during each period. Earnings available to common shareholders represent reported net income less preferred and preference stock dividend requirements, if applicable.

     Diluted income per commmon share is computed by dividing diluted earnings available for common shareholders by the weighted average number of common and common equivalent shares outstanding during each period. Weighted average share computations assume the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices and conversion of dilutive preferred and preference stock. Diluted earnings available to common shareholders represent earnings available to common shareholders plus preferred and preference stock dividend requirements, if applicable, and interest savings resulting from the assumed conversions of dilutive securities.

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     The weighted average number of shares of common stock outstanding is summarized as follows:

                                                    SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                  ------------------------    ------------------------
                                                  JANUARY 3,    JANUARY 4,    JANUARY 3,    JANUARY 4,
                                                     1998          1997          1998          1997
                                                  ----------    ----------    ----------    ----------

Shares outstanding -- beginning of period......   22,419,730    22,333,730    22,419,730    22,333,730
Shares issued..................................       21,816         1,099        13,084           549
Treasury shares purchased......................     (280,607)       --          (230,843)       --
                                                  ----------    ----------    ----------    ----------
Weighted average shares outstanding -- basic...   22,160,939    22,334,829    22,201,971    22,334,279
                                                  ----------    ----------    ----------    ----------
                                                  ----------    ----------    ----------    ----------
Common stock equivalents -- using the treasury
  stock method(a)..............................      647,212        80,745        --            --
                                                  ----------    ----------    ----------    ----------
Weighted average shares outstanding --
  diluted......................................   22,808,151    22,415,574    22,201,971    22,334,279
                                                  ----------    ----------    ----------    ----------
                                                  ----------    ----------    ----------    ----------

------------

 (a) Common stock equivalents are excluded from the weighted average shares outstanding in the six month periods ended January 3, 1998 and January 4, 1997 because they are anti-dilutive.

     6. On January 18, 1998 a fire damaged or destroyed certain inventory stored in one of the Company's six warehouses which is located in Los Angeles, California. The Company is fully insured for any inventory lost as well as profits lost due to business interruption. The Company does not expect the fire to have any material impact on its results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)

                                                                      SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                                    ------------------------    ------------------------
                                                                    JANUARY 3,    JANUARY 4,    JANUARY 3,    JANUARY 4,
                                                                       1998          1997          1998          1997
                                                                    ----------    ----------    ----------    ----------
                                                                              (AMOUNTS IN MILLIONS OF DOLLARS)
Net revenues.....................................................     $ 72.6        $ 70.4        $109.6        $109.1
Cost of goods sold...............................................       40.2          43.8          64.1          71.3
                                                                    ----------    ----------    ----------    ----------
Gross profit.....................................................       32.4          26.6          45.5          37.8
  % to net revenue...............................................       44.7%         37.7%         41.6%         34.6%

Selling, general and administrative expenses.....................       22.9          18.5          42.7          38.5
Non-recurring items..............................................      --            --              1.4         --
                                                                    ----------    ----------    ----------    ----------
Income (loss) before interest and income taxes...................        9.5           8.1           1.4          (0.7)
Interest expense.................................................        3.5           3.5           6.6           6.2
Income tax (benefit).............................................        2.3         --             (2.0)        --
                                                                    ----------    ----------    ----------    ----------
Net income (loss)................................................        3.7           4.6          (3.2)         (6.9)
Pro-forma income tax (benefit)(a)................................      --              1.7         --             (2.5)
                                                                    ----------    ----------    ----------    ----------
Pro-forma net income (loss)(b)...................................     $  3.7        $  2.9        $ (3.2)       $ (4.4)
                                                                    ----------    ----------    ----------    ----------
                                                                    ----------    ----------    ----------    ----------

------------


 (a) Reflects pro-forma income tax (benefit) at 36%, which was the Company's effective income tax rate for the 1997 fiscal year.

 (b) Net income (loss) per share for the second quarter and six month periods ended January 4, 1997, including the pro-forma income tax provision (benefit), would have been $0.13 and $(0.20), respectively.

     Net revenue for the second quarter of fiscal 1998 was $72.7 million compared to $70.4 million in the second quarter of fiscal 1997. Net revenue for the second quarter of fiscal 1997 included $3.9 million of net revenues related to the discontinued skiwear operations and $4.2 million of insurance proceeds related to the December 1996 flood in Northwestern Nevada including the Company's Sparks Nevada distribution center. Excluding discontinued skiwear operations and the insurance proceeds, net revenue increased 16.4%. Speedo'r' Division net revenue was $34.8 million in the second quarter of fiscal 1998 compared to $36.6 million in the second quarter of fiscal 1997. Speedo'r' net revenues for the second quarter of fiscal 1997 includes $4.2 million of insurance proceeds, as noted above. Excluding the insurance proceeds Speedo'r' net revenues increased 7.5% compared to last year. The Speedo'r' sales mix improved dramatically as regular price shipments increased 18.3% compared to last year and off-price shipments decreased 18.9%. Racing and fitness swimwear increased 14% over last year, goggles and accessories were up 24% and sportswear and kids were up 45%. The Designer Swimwear Division's net revenue increased 22.6% to $21.2 million in the second quarter of fiscal 1998 from $17.3 million last year. Authentic Fitness'r' Retail Division net revenue increased 20.5% to $15.3 million in the second quarter of fiscal 1998 from $12.7 million in the second quarter of fiscal 1997. At February 10, 1998 the Company had 138 stores open. Same store sales for the first six months of fiscal 1998 increased 3.7% over the year earlier period. Net revenue for the first six months of fiscal 1998 was $109.6 million compared to $109.1 million in the first six months of fiscal 1997. The first six months of fiscal 1997 included $9.3 million of net revenue from the discontinued skiwear business and $4.2 million of insurance proceeds, as noted above. Excluding these items, net revenues increased 14.7% in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. Speedo'r' net revenues, not including insurance proceeds, increased 5.8% compared to last year, however regular price sales increased 10.1% while off-price sales decreased 28.8%. Designer swimwear net revenues increased 24.2% and Authentic Fitness'r' Retail Division net revenues increased 29.1%.

     Gross profit for the second quarter of fiscal 1998 increased to $32.4 million from $26.6 million in the second quarter of fiscal 1997. The increase in gross profit reflects the favorable manufacturing variances due to our strategic decision to move additional production to Mexico, an improved regular price sales mix in the Speedo'r' division and higher Authentic Fitness'r' Retail Division sales. Gross profit as a percentage of net revenue was 44.7% in the second quarter of fiscal 1998 compared to 37.7% in the second quarter of fiscal 1997. Gross profit for the second quarter of fiscal 1997 includes $4.2 million from the flood insurance proceeds. Adjusting for the impact of the insurance proceeds, gross profit as a percentage of net revenues would have been 33.8% in the second quarter of fiscal 1997. The increase in gross profit as a percentage of net revenue reflects the favorable manufacturing variances, improved regular price sales mix in the Speedo'r' Division and the higher level of Authentic Fitness'r' Retail Division sales which generate a higher gross profit margin than the wholesale divisions. Gross profit for the first six months of fiscal 1998 increased to $45.5 million, an increase of 20.4% compared to $37.8 million in the first six months of fiscal 1997. Gross profit as a percentage of net revenues was 41.6% in the first six months of fiscal 1998 an increase of 700 basis points over 34.6% recorded in the first half of fiscal 1997. The increase in gross profit and gross profit as a percentage of net revenues reflects favorable manufacturing variances, improved Speedo sales mix and higher Authentic Fitness'r' Retail Division sales, all as noted above.

     Selling, general and administrative expenses were $22.9 million in the second quarter of fiscal 1998 compared to $18.5 million in the second quarter of fiscal 1997. The increase in selling, general and administrative expenses results primarily from higher selling costs related to the increased Authentic Fitness'r' Retail Division sales as well as increased depreciation and amortization expense and higher variable selling expense related to the higher net revenues. Selling, general and administrative expenses for the first six months of fiscal 1998 were $42.7 million compared to $38.5 million in the first six months of fiscal 1997. The increase in S,G&A expenses reflects increased selling costs and increased depreciation and amortization expenses, as noted above.

     The Company recorded $1.4 million ($0.9 million net of income tax benefits of $0.5 million) of non-recurring expenses in the first quarter of fiscal 1998. The non-recurring expenses primarily result from the write-off of fixed and other assets related to the closing of the Company's twenty Authentic Fitness'r' retail stores in Bally's Fitness Centers and to record costs incurred in the consolidation of its three California manufacturing facilities into two facilities.

     Interest expense was $3.5 million in the second quarter of fiscal 1998, equal to the second quarter of fiscal 1997. Interest expense for the first six months of fiscal 1998 was $6.6 million compared to $6.2 million in the first six months of fiscal 1997. The increase in interest expense reflects higher seasonal borrowing requirements to support higher working capital requirements.

     The Company's effective income tax rate for the second quarter and first six months of fiscal 1998 was 39%. The Company did not record an income tax provision or benefit in the second quarter or first six months of fiscal 1997.

     Net income for the second quarter of fiscal 1998 was $3.7 million compared to net income of $4.6 million in the second quarter of fiscal 1997. Net income
(loss) for the second quarter and first half of fiscal 1997, adjusted to reflect a pro-forma income tax provision (benefit) of 36% was $2.9 million and $(4.4) million, respectively. The increase in net income for both the second quarter and six months of fiscal 1998 compared to fiscal 1997 reflect the higher gross profit and operating income, as noted above.

CAPITAL RESOURCES AND LIQUIDITY

     On September 6, 1996, the Company entered into a $200 million Credit Agreement with GE Capital, The Bank of Nova Scotia, Societe Generale and Union Bank of California (the '$200 Million Credit Agreement'). The $200 Million Credit Agreement is for a term of five years and provides for a term loan ('Term Loan') in the amount of $50 million and a revolving loan facility ('Revolving Loan') in the amount of $150 million. Borrowing under the $200 Million Credit Agreement accrues interest at the lenders' base rate or at LIBOR plus 1.0%. The rate of interest payable on outstanding borrowings will be automatically reduced to as low as LIBOR plus 0.75% based upon improvements in the Company's EBITDA to debt ratio. On December 12, 1997, the Company amended the $200 Million Credit Agreement allowing the Company to immediately increase the amount of its stock repurchase program to $20 million and to increase the program to $30 million upon the Company's attaining annual EBITDA of $60 million and an EBITDA to debt ratio of 2.75 to 1.

     In May 1997, the Company's Board of Directors approved a stock repurchase program, which allows the Company to buy up to $10 million of its outstanding Common Stock. As of February 10,

1998, the Company had purchased 366,700 shares of its Common Stock at an average price of $15.91 per share. The aggregate cost of the shares was $5.8 million.

     On August 16, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared its first quarterly cash dividend of 1.25[c] per share, equivalent of an annual rate of 5[c] per share. The Company has since declared nine successive quarterly cash dividends of 1.25[c] per share. The Company believes that the payment of a regular quarterly cash dividend helps broaden the Company's shareholder base.

     The Company plans to expand its channels of distribution and provide growth in its operations by opening additional Speedo'r' Authentic Fitness'r' retail stores. The Company currently has 138 stores open. The cost of leasehold improvements, fixtures and the additional working capital associated with the opening of an average new store is expected to be approximately $250,000.

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

     Cash used in operating activities for the first six months of fiscal 1998 was $(28.4) million compared to $(10.9) million in the first six months of fiscal 1997. The increase in cash used in operating activities in the first six months of fiscal 1998 compared to the first six months of fiscal 1997 primarily reflects a lower net loss offset by higher working capital usage. Inventory increased $41.6 million in the first six months of fiscal 1998 from year-end reflecting the seasonal increase in inventory necessary to support second and third quarter shipping. The seasonal increase in inventory for the first six months of fiscal 1997 reflects the loss of $10 million of inventory due to the flood in the Company's Sparks Nevada warehouse in December 1997. The seasonal increase in inventory in the first six months of fiscal 1998 compared to the first six months of fiscal 1997, as adjusted for the flood, is consistent with the increase in the Company's order backlog for the same period. Accounts receivable decreased $8.5 million in the first six months of fiscal 1998 compared to an increase of $10.2 million in the first six months of fiscal 1997. The favorable change in accounts receivable includes the impact of discontinuing the skiwear business and improved collection efforts. Accounts payable and accrued liabilities increased $9.0 million in the first six months of fiscal 1998 from year-end compared to an increase of $11.7 million in the first six months of fiscal 1997. The increase in accounts payable and accrued liabilities in both fiscal 1998 and fiscal 1997 reflects the seasonal increase in trade accounts payable, primarily related to inventory.

     Cash used in investing activities was $(2.3) million in the first six months of fiscal 1998 compared to $(14.1) million in the first six months of fiscal 1997. The decrease in cash used in investing activities reflects lower capital expenditures of $9.3 million. Capital expenditures for the first six months of fiscal 1997 primarily reflect the opening of approximately 50 Authentic Fitness'r' retail stores in the first half of fiscal 1997. Capital expenditures in the first half of fiscal 1998 primarily reflect capital expenditures related to the opening of new Authentic Fitness'r' retail stores and ongoing capital expenditures related to existing systems and facilities.

     Cash provided from financing activities was $31.5 million in the first six months of fiscal 1998 compared to $24.5 million in the first six months of fiscal 1997. Cash provided from financing activities in the first six months of fiscal 1998 primarily reflects seasonal borrowing under the Company's Revolving Loan partially offset by the repurchase of $3.1 million of the Company's Common Stock and the repayment of $2.8 million of debt. Cash provided from financing activities in the first six months of fiscal 1997 primarily reflects the refinancing of the Company's debt agreements and the payment of related debt issue costs.

     The Company's revolving loan balance was $113.9 million at the end of the second quarter of fiscal 1998. At quarter end the Company had approximately $30 million of additional credit available under its Revolving Loan.

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

YEAR 2000 COMPLIANCE

     Following a comprehensive study of the Company's current systems and future system requirements, the Company will initiate a program to update or replace existing systems with enhanced hardware and software applications. The objectives of the new program are to achieve competitive benefits for the Company, as well as assuring that all systems are 'Year 2000' compliant. Implementation of this program is expected to require expenditures, primarily capital, of approximately $12 million over the next three years. Funding requirements have been incorporated into the Company's capital and operating expenditure plans and are not expected to have a material adverse impact on the Company's financial condition, results of operations or liquidity.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of shareholders was held on November 20, 1997. The following matters were voted upon by the shareholders:

          (1) Election of Directors

             (a) Mr. Stuart D. Buchalter was re-elected to the Board of Directors to serve a three-year term expiring at the 2000 Annual Meeting of Stockholders. 15,596,704 votes were cast for the election of Mr. Buchalter and 338,400 votes were withheld, abstained or were broker non votes.

             (b) Mr. William S. Finkelstein was re-elected to the Board of Directors to serve a three-year term expiring at the 2000 Annual Meeting of Stockholders. 15,601,194 votes were cast for the election of Mr. Finkelstein and 333,910 votes were withheld, abstained or were broker non votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

        10.20   -- Third Amendment to the $200,000,000 Credit Agreement, dated as of December 12, 1997, among
                  Authentic Fitness Products, Inc. as Borrower, Authentic Fitness Corporation and The Bank of Nova
                  Scotia and General Electric Capital Corporation as Agents, and The Bank of Nova Scotia as
                  Administrative Agent, Swing Line Bank and Fronting Bank, and General Electric Capital Corporation
                  as Documentation Agent and Collateral Agent.
        27.1    -- Financial Data Schedule

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AUTHENTIC FITNESS CORPORATION

Date: February 17, 1998            By:          /s/ CHRISTOPHER G. STAFF
                          ........................................................
                                            CHRISTOPHER G. STAFF
                                   PRESIDENT AND CHIEF OPERATING OFFICER

Date: February 17, 1998             By:             /s/ WALLIS H. BROOKS
                          ........................................................
                                              WALLIS H. BROOKS
                             SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                 PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

                                  STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as............. 'r'