Form 10-Q
period 1998-04-04
AUTHENTIC FITNESS CORP
filed 1998-05-19
CIK 887538

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 4, 1998

                                       or

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

                                    [X]  Yes       [  ]  No


The number of shares of the registrant's Common Stock outstanding as of May 4, 1998 was: 22,549,456.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          AUTHENTIC FITNESS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)




                                                      April 4, 1998              July 5, 1997
                                                      -------------              -------------
                                                       (unaudited)
ASSETS
Current assets:
  Cash                                                  $  1,164                   $   1,246
  Accounts receivable, net                               150,039                      85,240
  Accounts receivable from affiliates                        678                      14,443
  Inventories:
    Finished goods                                        68,247                      57,671
    Raw material and work in process                      26,268                      28,796
                                                       ---------                    --------
      Total inventories                                   94,515                      86,467
  Prepaid expenses                                        10,017                       6,119
                                                       ---------                    --------
 Total current assets                                    256,413                     193,515
Property, plant and equipment, (net of accumulated
  depreciation of $22,830 and $17,609, respectively)      48,948                      52,566
Intangibles and other assets, net                         76,388                      75,791
                                                       ---------                    --------
                                                       $ 381,749                    $321,872
                                                       =========                    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowing under revolving credit facility            $ 125,293                    $ 75,776
  Current portion of long-term debt                        7,868                       6,751
  Accounts payable and accrued liabilities                34,254                      33,138
  Accounts payable to affiliates                          22,030                      22,937
  Accrued income taxes                                     8,309                       1,795
                                                       ---------                    --------
     Total current liabilities                           197,754                     140,397
                                                       ---------                    --------

Long-term debt                                            38,573                     42,682
Deferred income taxes                                      5,071                      5,085

Stockholders' equity:
  Preferred Stock; $.01 par value                              -                          -
  Common Stock; $.001 par value                               23                         23
  Capital in excess of par value                         161,431                    160,186
  Cumulative translation adjustment                         (943)                      (741)
  Accumulated deficit                                    (14,004)                   (23,906)
  Treasury stock, at cost                                 (6,156)                    (1,854)
                                                       ---------                    --------
Total stockholders' equity                               140,351                     133,708
                                                       ---------                    --------
                                                       $ 381,749                    $321,872
                                                       =========                    ========



    THIS STATEMENT SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING NOTES
                 TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          AUTHENTIC FITNESS CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)



                                         Third Quarter Ended                    Nine Months Ended
                                      -------------------------            --------------------------
                                       April 4,         April 5,             April 4,       April 5,
                                         1998             1997                 1998           1997
                                         ----             ----                 -----           ----
Net revenues                          $  127,935    $  104,952             $  237,554      $  214,060
Cost of goods sold                        74,287        58,364                138,397         129,697
                                       ---------     ---------                -------        --------
Gross profit                              53,648        46,588                 99,157          84,363
Selling, general and administrative
  expenses                                27,415        25,213                 71,528(a)       63,692
                                       ---------     ---------                -------        --------
Income before interest and
  income taxes                            26,233        21,375                 27,629          20,671
Interest expense                           4,187         3,484                 10,815           9,684
                                       ---------     ---------                -------        --------
Income before provision for
  income taxes                            22,046       17,891                  16,814          10,987
Provision for income taxes (b)             8,092        3,955                   6,052           3,955
                                       ---------     ---------                -------        --------
Net income                            $   13,954    $  13,936              $   10,762      $    7,032
                                       =========     =========                =======        ========

Net income per common share:
   Basic                              $    0.63     $    0.62              $     0.48      $     0.31
                                       =========     =========                =======        ========
   Diluted                            $    0.62     $    0.62              $     0.48      $     0.31
                                       =========     =========                =======        ========

Weighted average number of common
   shares outstanding:
     Basic                           22,301,263    22,405,488              22,235,068      22,358,016
                                     ==========    ==========              ==========      ==========
     Diluted                         22,615,561    22,565,456              22,435,903      22,494,331
                                     ==========    ==========              ==========      ==========


(a)Includes non-recurring expense of $1,408,000 in the nine months ended April 4, 1998, related to the write-off of certain assets and other costs associated with the closing of the Company's twenty retail stores located in Bally's Fitness Centers and the consolidation of the Company's three California manufacturing facilities into two facilities.

(b)Due to the Company's net operating loss carry forward, the Company did not record an income tax provision or benefit until the third quarter of fiscal 1997. The pro-forma tax provision at the full year rate of 36% would be $6,440 for the third quarter of fiscal 1997.

Related party transactions included in the Consolidated Condensed Statements of
Operations:




                                      Third Quarter Ended        Nine Months Ended
                                      -------------------        -----------------
                                       April 4,  April 5,        April 4,  April 5,
                                         1998      1997            1998      1997
                                       -------   -------         -------   -------
Product sales                          $   186   $ 2,648         $ 1,784   $15,552
Purchases of goods and services          3,539     1,303           6,001     3,526
Royalties paid or accrued                1,986     1,951           4,435     4,086
Interest expense                         1,489     3,025           3,908     4,887
Rent                                       127       144             416       500


       THIS STATEMENT SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          AUTHENTIC FITNESS CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           INCREASE (DECREASE) IN CASH
                            (IN THOUSANDS OF DOLLARS)

                                                                       Nine Months Ended
                                                                ---------------------------------
                                                                April 4, 1998        April 5,1997
                                                                -------------        ------------
Cash flows from operating activities:
  Net income                                                      $ 10,762          $  7,032
  Non cash items included in net income:
    Depreciation and amortization                                    7,754             6,557
    Other                                                            3,020             2,597
 Other changes in operating accounts                               (56,257)          (28,759)
                                                                  --------          --------
       Net cash used in operating activities                       (34,721)          (12,573)
                                                                  --------          --------
Cash flows from investing activities:
  Purchase of equipment and other long-term assets                  (3,328)          (18,803)
  Other                                                                117            (2,773)
                                                                  --------          --------
     Net cash used in investing activities                          (3,211)          (21,576)
                                                                  --------          --------
Cash flows from financing activities:
  Borrowing (repayments) under revolving credit facility            49,517           (10,411)
  Net proceeds (payments) from the sale of common stock and
   the exercise of stock options                                    (2,965)              773
  Repayments of debt                                                (2,992)             (427)
  Proceeds from  the issuance of long-term debt                       --              50,274
  Purchase of treasury stock                                        (4,302)             --
  Dividends paid                                                      (839)             (861)
  Increase in deferred financing costs                                (569)           (5,663)
                                                                  --------          --------
     Net cash provided from financing activities                    37,850            33,685
                                                                  --------          --------
Decrease in cash                                                       (82)             (464)
Cash at beginning of period                                          1,246             1,499
                                                                  --------          --------
Cash at end of period                                             $  1,164          $  1,035
                                                                  ========          ========
Other changes in operating accounts:
    Accounts receivable                                           $(51,034)         $(31,065)
    Inventories                                                     (8,048)          (28,277)
    Other current assets                                            (3,898)            2,910
    Accounts payable and accrued liabilities                           209            15,840
    Accrued income taxes                                             6,514            11,833
                                                                  --------          --------
                                                                  $(56,257)         $(28,759)
                                                                  ========          ========


       THIS STATEMENT SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          AUTHENTIC FITNESS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all of the adjustments (all of which were of a normal, recurring nature) necessary to present fairly the financial position of the Company as of April 4, 1998 as well as its results of operations and cash flows for the periods ended April 4, 1998 and April 5, 1997. Operating results for interim periods may not be indicative of results for the full fiscal year. The consolidated condensed balance sheet as of July 5, 1997 is derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 5, 1997.

2. In May 1997, the Company's Board of Directors approved the Company's plan to purchase up to $10,000,000 of its Common Stock. In February 1998, the Board of Directors authorized the Company to increase the amount of its purchase of common stock from $10,000,000 to $20,000,000. As of April 4, 1998, the Company had purchased 385,700 shares of its Common Stock at an average price of $15.96 per share for an aggregate purchase price of $6,156,000.

      As part of the Company's repurchase program the Company has entered into equity option arrangements to purchase Authentic Fitness Corporation Common Stock. At April 4, 1998 the Company had options outstanding on approximately 441,000 shares at an average forward price of $20.21 per share for a total value of $8,913,000. If these arrangements were settled on a net cash basis at their expiration dates, based upon the April 3, 1998 market price for the Company's common stock of $19.00, the Company would be obligated to pay $532,085.

                          AUTHENTIC FITNESS CORPORATION
        Notes to Consolidated Condensed Financial Statements (continued)

3. During the first quarter of fiscal 1998 the Company closed its twenty Authentic Fitness Retail Stores located in Bally's Fitness Centers and consolidated its three California manufacturing facilities into two facilities. The total cost associated with these actions was $1,408,000 ($859,000 net of income tax benefits of $549,000) and was included in selling, general and administrative expenses in the first quarter of fiscal 1998.

4.    On December 12, 1997, the Company amended its $200 Million
      Credit Agreement such that the Company's ability under the terms of the $200 Million Credit facility to purchase its own Common Stock was immediately increased from $10,000,000 to $20,000,000 and will further increase to $30,000,000 when the Company achieves $60,000,000 in EBITDA and an EBITDA to debt ratio of 2.75 to 1. On March 18, 1998, after a syndication of the Company's $200 million credit facility was oversubscribed, the Company and its banks agreed to increase the amount of credit available under the Company's revolving loan from $150 million to $165 million ("Restated Credit Agreement") while maintaining the Company's outstanding balance of $45 million on its term loan. The terms of the Company's Restated Credit Agreement are the same as those of the $200 Million Credit Agreement.

5.    In the second quarter of fiscal 1998 the Company adopted
      Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Accordingly, all periods have been restated to present basic and diluted income per share.

      Basic income per share is computed by dividing earnings available to common shareholders by the average number of common shares outstanding during each period. Earnings available to common shareholders represent reported net income less preferred and preference stock dividend requirements, as applicable.

      Diluted income per common share is computed by dividing diluted earnings available for common shareholders by the weighted average number of common and common equivalent shares outstanding during each period. Weighted average share computations assume the exercise of dilutive stock options and warrants, net of assumed treasury share repurchases at average market prices, and conversion of dilutive preferred and preference stock. Diluted earnings available to common shareholders represent earnings available to common shareholders plus preferred and preference stock dividend requirements, if applicable and interest savings resulting from the assumed conversions of dilutive securities.

                          AUTHENTIC FITNESS CORPORATION
        Notes to Consolidated Condensed Financial Statements (continued)

      The weighted average number of shares of common stock outstanding is summarized as follows:


                                                      Third Quarter Ended          Nine Months Ended
                                                 --------------------------   --------------------------
                                                    April 4,       April 5,      April 4,       April 5,
                                                     1998           1997          1998           1997
                                                 -----------    -----------   -----------    -----------
Shares outstanding -
  begining of period                              22,131,196     22,393,686    22,294,730     22,330,730
  Shares issued                                      215,397         11,802        90,077         27,286
  Treasury shares purchased                          (45,330)          --        (149,739)          --
                                                 -----------    -----------   -----------    -----------
Weighted average shares
  outstanding - basic                             22,301,263     22,405,488    22,235,068     22,358,016
                                                 ===========    ===========   ===========    ===========
Common stock equivalents
  - using the treasury stock
  method (a)                                         314,298        159,968       200,835        136,315
                                                 -----------    -----------   -----------    -----------
Weighted average shares
  outstanding - diluted                           22,615,561     22,565,456    22,435,903     22,494,331
                                                 ===========    ===========   ===========    ===========


6. On January 17, 1998 a fire damaged or destroyed certain inventory stored in one of the Company's six warehouses which is located in Los Angeles, California. The Company is fully insured for any inventory lost as well as profits lost due to business interruption. The Company does not expect the fire to have any material impact on its results of operations or financial position. The Company has recorded approximately $13.2 million in income representing estimated insurance claim recovery in excess of the cost of the inventory lost as of April 4, 1998. The Company has received approximately $16.7 million in insurance proceeds against inventory value through May 15, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            RESULTS OF OPERATIONS.

                     STATEMENT OF OPERATIONS (SELECTED DATA)
                        (amounts in millions of dollars)



                                               Third quarter ended     Nine months ended
                                               -------------------   -------------------
                                               April 4,   April 5,   April 4,   April 5,
                                                 1998       1997       1998       1997
                                               -------    -------    -------    -------
Net revenues                                 $  127.9   $  105.0    $ 237.6   $  214.1
Cost of goods sold                               74.3       58.4      138.4      129.7
                                              -------    -------    -------   --------
Gross profit                                     53.6       46.6       99.2       84.4
    % to net revenue                             41.9%      44.4%      41.7%      39.4%

Selling, general and administrative
   expenses                                      27.4       25.2       70.1       63.7
Non-recurring items                               --         --         1.4       --
                                              -------    -------     -------    -------
Income before interest and
   income taxes                                  26.2       21.4       27.7       20.7
Interest expense                                  4.1        3.5       10.8        9.7
Income tax                                        8.1        4.0        6.1        4.0
                                              -------    -------     -------    -------
Net income                                       14.0       13.9       10.8        7.0
Pro-forma income tax (a)                          --         2.4        --          --
                                              -------    -------     -------    -------
Pro-forma net income                           $ 14.0     $ 11.5     $ 10.8(b)   $ 7.0
                                              =======    =======     =======    =======

Pro-forma net income per
   common share

   Basic                                       $ 0.63     $ 0.51     $ 0.48(c)   $0.31
                                              =======    =======     =======    =======
   Diluted                                     $ 0.62     $ 0.51     $ 0.48(c)   $0.31
                                              =======    =======     =======    =======

(a) Reflects adjustment to reflect a pro-forma income tax provision of 36%, which was the Company's effective income tax rate for the 1997 fiscal year.

(b) Net income before non-recurring items was $11.6 million.

(c) Earnings per share before non-recurring items was $0.52.

     Net revenues for the third quarter of fiscal 1998 increased 21.9% to $127.9 million from $105.0 million in the third quarter of fiscal 1997. Speedo'r' Division net revenues increased 16.1% to $65.4 million in the third quarter of fiscal 1998 from $56.3 million in the third quarter of fiscal 1997. Sales of core racing and fitness swimwear increased 16.5% over last year.
The Designer Swimwear Division's net revenues for the third quarter of fiscal 1998 increased 15.8% to $39.7 million from $34.3 million in the third quarter of fiscal 1997. Net revenues for the Designer Swimwear Division for the third quarter of fiscal 1998 include $7.0 million in proceeds from the Company's insurance carrier for sales orders not shipped, which were being prepared for shipment, related to the Company's warehouse fire in Los Angeles. Authentic Fitness'r' Retail Division net revenues for the third quarter of fiscal 1998 increased 14.4% to $12.0 million from $10.5 million in the third quarter of fiscal 1997. At May 5, 1998 the Company had 139 stores open. Same store sales for the third quarter of fiscal 1998 increased 11.0% over the year earlier period. Net revenues for the third quarter of fiscal 1998 also include
$6.2 million of other revenue related to retail inventory destroyed in the Company's warehouse fire in Los Angeles.

    Net revenues for the first nine months of fiscal 1998 increased 11.0% to $237.6 million from $214.1 million in the first nine months of fiscal 1997.
Net revenues for the
first nine months of fiscal 1997 included $8.5 million from the discontinued skiwear business. Excluding the discontinued skiwear business, net revenues increased 15.5% in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. Speedo'r' Division net revenues increased 7.0% compared to last year, however regular price sales increased 11.7% while off-price sales decreased 9.9%, Designer Swimwear Division net revenues increased 18.8% and Authentic Fitness'r' Retail Division net revenues increased 19.1%.

     Gross profit for the third quarter of fiscal 1998 increased 15.2% to $53.6 million from $46.6 million in the third quarter of fiscal 1997. The increase in gross profit reflects the higher net revenues, as noted above. Gross profit as a percentage of net revenues was 41.9% in the third quarter of fiscal 1998 compared to 44.4% in the third quarter of fiscal 1997. Gross profit for the third quarter of fiscal 1998 and the third quarter of fiscal 1997 includes $13.2 million and $4.5 million of insurance proceeds, respectively. Gross profit as a percentage of net revenues for the third quarter of fiscal 1998 includes the impact of markdowns related to the Company's strategic decision to sell certain slow moving inventory ahead of the market. Gross profit for the first nine months of fiscal 1998 increased 17.5% to $99.2 million compared to $84.4 million in the first nine months of fiscal 1997. Gross profit as a percentage of net revenues was 41.7% in the first nine months of fiscal 1998, an increase of 230 basis points over the 39.4% recorded in the first nine months of fiscal 1997. The increase in gross profit and gross profit as a percentage of net revenues reflects favorable manufacturing variances, improved Speedo'r' sales mix and higher Authentic Fitness'r' Retail Division sales.

     Selling, general and administrative expenses were $27.4 million (21.4% of net revenues) in the third quarter of fiscal 1998 compared to $25.2 million (24.0% of net revenues) in the third quarter of fiscal 1997. The increase in selling, general and administrative expenses in the third quarter of fiscal 1998 compared to fiscal 1997 results primarily from higher variable selling expense related to the higher net revenues. Selling, general and administrative expenses for the first nine months of fiscal 1998 were $70.1 million (29.5% of net revenues) compared to $63.7 million (29.8% of net revenues) in the first nine months of fiscal 1997. The increase in selling, general and administrative expenses primarily reflects increased variable selling costs and increased depreciation and amortization expenses.

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

     Interest expense was $4.2 million in the third quarter of fiscal 1998 compared to $3.5 million in the third quarter of fiscal 1997. Interest expense for the first nine months of fiscal 1998 was $10.8 million compared to $9.7 million in the first nine months of fiscal

1997. The increase in interest expense for both the third quarter and first nine months of fiscal 1998 compared to fiscal 1997 reflects higher seasonal borrowing requirements for incremental higher working capital necessary to support the higher sales volume.

     The Company's effective income tax rate for the 1998 fiscal year is 36%, equal to the effective income tax rate for fiscal 1997. The provision for income taxes for the third quarter of both fiscal 1998 and fiscal 1997 reflects the expense required to reflect the expected full year tax rate in the income tax provision for the nine month year-to-date period. The Company did not record an income tax provision or benefit in the second quarter or first six months of fiscal 1997 due to the impact of the Company's net operating loss carry-forward.

   Net income for the third quarter of fiscal 1998 was $14.0 million compared to net income of $13.9 million in the third quarter of fiscal 1997. Net income for the third quarter of fiscal 1997, adjusted to reflect a pro-forma income tax provision of 36% (equal to the effective income tax rate for fiscal 1997 and fiscal 1998) was $11.5 million. The increase in net income for the third quarter of fiscal 1998 compared to fiscal 1997 reflects the higher gross profit and operating income, as noted above. Net income for the first nine months of fiscal 1998 was $10.8 million, an increase of 53% over the $7.0 million recorded in the first nine months of fiscal 1997. The increase in net income in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 reflects the higher operating income, as noted above.

CAPITAL RESOURCES AND LIQUIDITY.

      On September 6, 1996, the Company entered into a $200 million Credit Agreement with GE Capital, The Bank of Nova Scotia, Societe Generale and Union Bank of California (the "$200 Million Credit Agreement"). The $200 Million Credit Agreement is for a term of five years and provides for a term loan ("Term Loan") in the amount of $50 million and a revolving loan facility (Revolving Loan") in the amount of $150 million. Borrowing under the $200 Million Credit Agreement accrues interest at the lenders' base rate or at LIBOR plus 1.0%. The rate of interest payable on outstanding borrowings will be automatically reduced to as low as LIBOR plus 0.75% based upon improvements in the Company's EBITDA to debt ratio. On December 12, 1997, the Company amended the $200 Million Credit Agreement allowing the Company to immediately increase the amount of its stock repurchase program to $20 million and to increase the program to $30 million upon the Company's attaining annual EBITDA of $60 million and an EBITDA to debt ratio of 2.75 to 1. On March 18, 1998, after a syndication of the Company's $200 million credit facility was oversubscribed, the Company and its banks agreed to increase the amount of credit available under the Company's revolving loan from $150 million to $165 million ("Restated Credit Agreement"). The terms of the Company's Restated Credit Agreement are the same as those of the $200 Million Credit Agreement.

     In May 1997, the Company's Board of Directors approved a stock repurchase program, which allows the Company to buy up to $10 million of its outstanding Common Stock, subsequently increased to $20 million. As of May 15, 1998, the Company had purchased 385,700 shares of its Common Stock at an average price of $15.96 per share. The aggregate cost of the shares was $6.2 million.

     On August 16, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared its first quarterly cash dividend of 1.25[c] per share, equivalent of an annual rate of 5[c] per share. The Company has since declared eleven successive quarterly cash dividends of 1.25[c] per share. The Company believes that the payment of a regular quarterly cash dividend helps broaden the Company's shareholder base.

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

     Cash used in operating activities for the first nine months of fiscal 1998 was $34.7 million compared to $12.6 million in the first nine months of fiscal 1997. The increase in cash used in operating activities in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 primarily reflects higher net income offset by higher working capital usage. Cash required to support the seasonal increase in inventory decreased over $20.0 million in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 reflecting improved inventory management. Accounts receivable increased $51.0 million in the first nine months of fiscal 1998 compared to an increase of $31.1 million in the first nine months of fiscal 1997. The increase in accounts receivable reflects the overall increase in sales volume in the third quarter of fiscal 1998 compared to fiscal 1997. Accounts payable and accrued liabilities increased $0.2 million in the first nine months of fiscal 1998 from year-end compared to an increase of $15.8 million in the first nine months of fiscal 1997. Cash used to reduce accounts payable and accrued liabilities reflects the timing of certain payments, primarily to suppliers and contractors in fiscal 1998 compared to fiscal 1997. In addition, the Company received approximately $11.8 million of net income tax refunds in fiscal 1997 compared to $6.5 million in fiscal 1998.

     Cash used in investing activities was $3.2 million in the first nine months of fiscal 1998 compared to $21.6 million in the first nine months of fiscal 1997. The decrease in cash used in investing activities primarily reflects lower capital expenditures of $15.5 million. Capital expenditures for the first nine months of fiscal 1997 primarily reflect the opening of approximately 50 Authentic Fitness'r' retail stores in the first half of fiscal 1997.

Capital expenditures in the first nine months of fiscal 1998 primarily reflect capital expenditures related to the opening of new Authentic Fitness'r' retail stores and ongoing capital expenditures related to existing systems and facilities. Capital expenditures for the fourth quarter of fiscal 1998 and for fiscal 1999 are expected to increase substantially to reflect the implementation of the Company's new computer systems and to reflect an increase in the opening of new Authentic Fitness'r' retail stores.

     Cash provided from financing activities was $37.8 million in the first nine months of fiscal 1998 compared to $33.7 million in the first nine months of fiscal 1997. Cash provided from financing activities in the first nine months of fiscal 1998 primarily reflects seasonal borrowing under the Company's Revolving Loan partially offset by the repurchase of $4.3 million of the Company's Common Stock and the repayment of $3.0 million of debt. Cash provided from financing activities in the first nine months of fiscal 1997 primarily reflects the refinancing of the Company's debt agreements and the payment of related debt issue costs.

     The Company's revolving loan balance was $125.3 million at the end of the third quarter of fiscal 1998. At May 15, 1998 the Company had approximately $48 million of additional credit available under its Revolving Loan.

     The Company believes that funds available under its Restated Credit Agreement, as noted above, combined with cash flow to be generated from future operations will be sufficient for the operations of the Company, including debt service, dividend payments and costs associated with the expansion of its Authentic Fitness'r' retail stores for at least the next twelve months.
Although the Company believes that its current credit agreement and cash flow to be generated from future operations will also be sufficient for its long-term operations (periods beyond the next twelve months) circumstances may arise that would require the Company to seek additional financing. In those circumstances the Company expects to evaluate additional sources of funds, for example, sales of additional common stock and expanded or additional bank credit facilities.

YEAR 2000 COMPLIANCE

     Following a comprehensive study of the Company's current systems and future system requirements, the Company will initiate a program to update or replace existing systems with enhanced hardware and software applications. The objectives of the new program are to achieve competitive benefits for the Company, as well as assuring that all systems are "Year 2000" compliant. Implementation of this program is expected to require expenditures, primarily capital, of approximately $12 million over the next two years. Funding requirements have been incorporated into the Company's capital and operating expenditure plans and are not expected to have a material adverse impact on the Company's financial condition, results of operations or liquidity.

                       PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

       10.19 Restated Credit Agreement, dated as of March 18, 1998, among Authentic Fitness Products, Inc. as Borrower and Authentic Fitness Corporation, The Financial Institutions named as
               Lenders and The Bank of Nova Scotia and General Electric Capital Corporation as Agents, and The Bank of Nova Scotia as Administrative Agent, Paying Agent, Swing Line Bank and Fronting Bank, and General Electric Capital Corporation as Documentation Agent and Collateral Agent and Societe Generale, as Co-Agent.

      27.1     Financial Data Schedule

      (b)      None.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AUTHENTIC FITNESS CORPORATION

Date:  May 18, 1998                       By: /s/ CHRISTOPHER G. STAFF
                                              ------------------------
                                              Christopher G. Staff
                                              President and Chief Operating
                                              Officer

Date:  May 18, 1998                       By: /s/ WALLIS H. BROOKS
                                              --------------------
                                              Wallis H. Brooks
                                              Senior Vice President
                                              and Chief Financial Officer
                                              Principal Financial and
                                              Accounting  Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

The registered trademark symbol shall be expressed as.................   'r'
The cent symbol shall be expressed as.................................   [c]