Form 10-K405
period 1998-07-04
AUTHENTIC FITNESS CORP
filed 1998-10-02
CIK 887538

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

  (Mark One)
      X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     ---         THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended July 4, 1998
                                   OR

     ---         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM________TO________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (323) 726-1262
                         ------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 1998 was approximately $230,709,000.

     The number of shares of Common Stock outstanding as of September 30, 1998 was 22,990,086.

     Documents incorporated by reference: The definitive Proxy Statement of Authentic Fitness Corporation, relating to the 1998 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

     Authentic Fitness Corporation (the 'Company'), a Delaware corporation, was organized in 1990. The Company designs, manufactures and markets swimwear, swim accessories and active fitness apparel under the Speedo'r', Speedo'r' Authentic Fitness'r', Catalina'r', Anne Cole'r', Cole of California'r', Oscar de la Renta'r', Sunset Beach'r', Sandcastle'r' and Sporting Life'r' brand names; and activewear and swimwear under the White Stag'r' brand name. In addition, the Company operates 139 Speedo'r' Authentic Fitness'r' retail stores which sell active fitness apparel in major metropolitan areas of the United States and Canada. The Speedo'r', Designer Swimwear, Retail and White Stag'r' Divisions accounted for 54%, 27%, 15% and 2%, respectively, of net revenues in fiscal 1998. On February 1, 1998, the Company entered into an exclusive worldwide licensing agreement with The Polo/Lauren Company, L.P. and PRL USA, Inc. and a design services agreement with Polo/Ralph Lauren Corporation for Ralph Lauren'r', Polo Sport Ralph Lauren'r' and Polo Sport-RLX'r' brand swimwear for women and girls.

     The Company has leveraged the strength of its brand names and reputation for quality to (i) continue to develop its core business, (ii) expand its product offerings into new categories and (iii) enter new channels of distribution. Due to the successful implementation of these strategies, the Company's net revenues increased to $367.5 million in fiscal 1998 from $85.5 million in fiscal 1991, a compound annual growth rate of 23.1%.

SPEEDO'r' DIVISION

     The Speedo'r' brand name is preeminent in the competition swimwear market with over a 60% market share in fiscal 1998 and is widely recognized for product innovation, quality and performance. The Speedo'r' Division's product line consists of women's and men's competition swimwear and swim accessories, men's swimwear and coordinating t-shirts, women's fitness swimwear, Speedo'r' Authentic Fitness'r' activewear and children's swimwear, all of which are marketed under the Speedo'r' brand name. The Company's license to use the Speedo'r' trademark and such other related trademarks was granted in perpetuity subject to certain conditions by Speedo International, Ltd., the licensor of the Speedo'r' brand name and is exclusive in the United States, its territories and possessions, Canada, Mexico and the Caribbean Islands.

     The Company's strategy for the Speedo'r' Division is to attract new customers to its core competition swimwear lines, and to expand its dominance in competition swimwear to other markets for fitness apparel such as aerobics, recreational water sports and volleyball; thereby targeting customers for whom performance, quality and authenticity are important product attributes and to open new channels of distribution, including its growing chain of Speedo'r' Authentic Fitness'r' retail stores.

     Speedo'r' swimwear has been associated with swimming and diving champions since the 1950's, when it was first worn by the Australian Olympic Swim Team. In the 1996 Summer Olympics in Atlanta, 24 out of 26 of the U.S. swimming medals were won by athletes wearing Speedo'r' suits. The Company has promotional contracts with Olympic medalists and world champions including Amy Van Dyken, Jenny Thompson, Lenny Krayzelburg, Brooke Bennett, Bill Pilczuk, Josh Davis, Greg Louganis, Janet Evans and Summer Sanders, as well as top-ranked beach volleyball players Sinjin Smith, Holly McPeak, Linda Hanley and 1996 Olympic beach volleyball gold medalist Karch Kiraly. At the 1998 United States Swimming National Championships held in Clovis, California, swimmers wearing Speedo'r' suits won 88% of the gold medals awarded and 91% of all medals awarded. In addition, over 90% of all competing swimmers at the meet wore Speedo'r'. At the 1998 Goodwill Games, Speedo'r' participated as the official swimwear and swim accessory sponsor. In the swimming events, athletes competing in Speedo'r' suits won 6 gold medals, 7 silver medals and 2 bronze medals. Overall, 86% of all U.S. swimmers competed in Speedo'r', with 100% of all U.S. male divers competing in Speedo'r', 100% of all U.S. triathletes and water polo players and 37% of all U.S. beach volleyball players also competing in Speedo'r'. Since 1985, the Company has been an official sponsor of the U.S. National Swim Federation, U.S. Diving Federation and, since 1993, the U.S. Water Polo Federation as well as the corresponding Canadian federations. The Company is also an official sponsor of USA Triathlon. The Company has extended these sponsorships through the year 2000 ensuring that Speedo'r' competitive swimwear and Speedo'r' apparel will be worn through the 2000 Summer Olympics in Sydney, Australia. Management believes these athletes and the U.S. and Canadian federations provide exposure and publicity prior to and during the Olympic Games and other national and international swim meets that benefits not only the Company's competition swimwear but also the Company's other Speedo'r' swimwear and accessories, as well as the Speedo'r' Authentic Fitness'r' line of active fitness apparel.

     Speedo'r' is the official swimwear and activewear sponsor of the 1998 Miss Teen USA, the 1999 Miss USA and the 1999 Miss Universe pageants.

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

     The Company's competition swimsuits are manufactured to provide outstanding fit, thus reducing water drag and enhancing freedom of movement. The fabric used in these swimsuits also resists degradation from the sun and pool chemicals enabling Speedo'r' competition swimsuits to last longer and to maintain their fit better than suits made with other Lycra'r' types. The Company has consistently worked to develop technologically advanced fabrics to provide superior performance, including the following: the S-2000 suit developed for the 1992 Summer Olympic Games, the revolutionary Speedo'r' Aquablade'TM' fabric which creates less water drag than exposed skin and the Speedo'r' Aquablade'TM' Vortex Generator swimsuit designed to reduce significant drag forces beneath the water. Speedo'r' Aquablade'TM' suits and briefs were worn in the 1996 Summer Olympics by 12 of the 16 gold medal winners and 33 of the 48 overall medal winners in women's swimming events including gold medal winners Amy Van Dyken, Angel Martino and Jenny Thompson. Two of the four world records set at the 1996 Summer Olympics were set by swimmers wearing Speedo'r' Aquablade'TM' suits. At the 1998 United States Swimming National Championships, Lenny Krayzelburg won a gold medal and set an American record wearing the Speedo'r' Aquablade'TM' Vortex Generator swimsuit.

     The competition swimwear line is sold primarily through sporting goods stores and approximately 300 independent team dealers who interact with coaches and managers of competitive and recreational swim programs.

     The Company contracts domestically for the manufacture of substantially all products in its competition swimwear line. Nylon, nylon Lycra'r' and cotton Lycra'r', the principal raw materials for the competition swimwear line, as well as the fitness swimwear line and certain Speedo'r' Authentic Fitness'r' products, are sourced from and printed by a variety of domestic and international mills and converters. The Company considers its relationships with its present fabric sources and manufacturers to be good.

     Net revenues for the competition swimwear line increased to $43.3 million in fiscal 1998 from $19.9 million in fiscal 1991, a compound annual growth rate of 11.7%.

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

     The Company launched its highly successful Speedo'r' Authentic Fitness'r' line of active fitness apparel in the fall of 1991. Currently, the line consists primarily of cotton Lycra'r' products for women, such as leotards, unitards and tights, all made with the same emphasis on styling and performance as the Company's other Speedo'r' products. In addition, the Company sells coordinated sportswear, including fleece and nylon warm-ups, jackets, shorts and pants for men and women under the Speedo'r' Authentic

Fitness'r' label. The Speedo'r' Authentic Fitness'r' line is designed to be both functional for fitness work-outs and fashionable enough for everyday wear. Styles are coordinated to mix and match and are available in a variety of updated colors. Speedo'r' Authentic Fitness'r' products function for a wide variety of fitness activities which range from aerobics and running to volleyball and for a wide variety of fitness participants from once-a-week health club members to triathletes.

     The Company has benefited from increased awareness of the Speedo'r' Authentic Fitness'r' line as a result of its promotional contracts with several of the medalists who wore Speedo'r' swimwear products in the 1996 Summer Olympics and a number of professional volleyball players and triathletes. The Company has promotional contracts with Karch Kiraly who was a gold medal winner at the 1996 Summer Olympics, Sinjin Smith, professional beach volleyball's winningest player with 139 tournament victories, Holly McPeak, currently a member of the No. 1 ranked U.S. team on the FIVB tour and Linda Hanley, currently a member of the No. 2 ranked U.S. team on the FIVB tour. The Company also has a promotional contract with Spencer Smith, a world champion triathlete.

     The increased awareness of the Speedo'r' and Speedo'r' Authentic Fitness'r' brands has allowed the Company to further expand its product line. In fiscal 1993, the Company introduced a line of swimwear, T-shirts and sportswear for children. The Speedo'r' kids line has been highly successful generating net revenues of $18.7 million in fiscal 1998, an increase of more than 21% from fiscal 1997. In September 1996, the Company's Speedo'r' kids line was the winner of the prestigious Earnie Award presented by Earnshaw Publications for 'Excellence in Design -- Swimwear'. The Company expects that this business will continue to grow significantly in future years.

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

     Net revenues for the fitness swimwear and related lines increased to $22.6 million in fiscal 1998 from $1.5 million in fiscal 1991, a compound annual growth rate of 47.3%.

MEN'S SWIMWEAR

     The Company's Speedo'r' brand watershorts were introduced in 1984 and are one of the leading brands of men's and boy's branded swimwear in department and specialty stores commanding a 14% market share for the 1998 selling season according to The NPD Group, Inc. The Company's watershorts are designed for men who participate in active sports and recreation in and out of the water. The watershorts are made of cotton or nylon fabric and come in a wide variety of color combinations, designs and lengths.

     Since 1990, the Company has offered a collection of colorful Speedo'r' T-shirts with bold graphics that coordinate with the color schemes and designs used in Speedo'r' swimwear to provide an important complement to the swimwear and Speedo'r' Authentic Fitness'r' lines. Stores which previously sold only Speedo'r' swimwear may now display Speedo'r' T-shirts with such swimwear and thus provide the consumer with the opportunity to purchase coordinated tops and bottoms. The Company has also developed garments for use for a wide variety of fitness activities which range from aerobics and running to triathlon and cycling including shorts, pants and tops primarily made of cotton and nylon knitted fabrics.

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

     Net revenues for men's swimwear, primarily watershorts and T-shirts increased to $25.2 million in fiscal 1998 from $15.7 million in fiscal 1991, a compound annual growth rate of 7.0%.

ACCESSORIES

     Speedo'r' accessories represent a major and growing product classification for the Company complementing the competition swimwear, aquatic fitness and recreational watersports lines. The Company's Speedo'r' accessories include a diverse range of products including swim goggles, swimming caps, nose clips, masks, snorkels, ear plugs, kickboards, flotation devices, and aquatic exercise gear including the Speedo'r' Aquatic Cross-Training Mitt'TM' which provides a more effective and efficient full body workout while swimming. Accessories which can be used by fitness participants out of the pool include duffel bags, athletic bags, sandals and Speedo'r' Surf Walker'TM' and Beachers'r' footwear, for use by the pool or at the beach.

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

     Net revenues of the accessories line increased to $53.1 million in fiscal 1998 from $19.5 million in fiscal 1991, a compound annual growth rate of 15.4%.

DESIGNER SWIMWEAR DIVISION: CATALINA'r', ANNE COLE'r', COLE OF CALIFORNIA'r', OSCAR DE LA RENTA'r', SANDCASTLE'r', SUNSET BEACH'r', SPORTING LIFE'r' AND WHITE STAG'r'

     The Designer Swimwear Division's product line consists of women's swimwear under the nationally recognized brand names: Catalina'r', Anne Cole'r', Cole of California'r', Oscar de la Renta'r', Sandcastle'r', Sunset Beach'r', White Stag'r' and Sporting Life'r'. Each of the brands targets a specific consumer and price point. Anne Cole'r' and Oscar de la Renta'r' are designer brands, Cole of California'r', Sandcastle'r' and Sporting Life'r' are missy brands and Sunset Beach'r' is a junior brand, all of which target the department and specialty store market. The Catalina'r' and White Stag'r' brands target the mass merchandise market. These brands have allowed the Company to expand its distribution in department and specialty stores and to add new channels of distribution, including mass merchandisers. Prior to the Catalina/Cole Acquisition in 1993, the Company estimates that less than 10% of the Company's total women's Speedo'r' swimwear sales were through department and specialty stores. The Company seeks to grow its Designer Swimwear Division by expanding the number of stores that carry its brands and increasing the presence of its brands within each store location.

     On February 1, 1998, the Company entered into an exclusive worldwide licensing agreement with The Polo/Lauren Company, L.P. and PRL USA, Inc. and a design services agreement with Polo/Ralph Lauren Corporation for Ralph Lauren'r', Polo Sport Ralph Lauren'r' and Polo Sport-RLX'r' brand swimwear for women and girls. Under the license, the Company will produce and market swimsuits, bathing suits and coordinating cover-ups, tops and bottoms for women and girls. First shipments under this licensing agreement are scheduled for January 1999.

     For the 1998 selling season, three of the Company's designer brand names were top ten best sellers at retail according to The NPD Group, Inc. Anne Cole'r' was the third best selling missy swimwear brand, Cole of California'r' was the eighth best selling missy swimwear brand and Sunset Beach'r' was the eighth best selling junior swimwear brand.

     During fiscal 1994, the Company capitalized on the high level of consumer recognition and mass appeal of the Catalina'r' brand by repositioning it to a line of swimwear and active apparel for the mass merchandise market. The Company entered into a license agreement with Wal-Mart Stores, Inc. ('Wal-Mart') pursuant to which Wal-Mart has the right, on a non-exclusive basis, to source, distribute and sell activewear under the Catalina'r' brand name and to purchase from the Company Catalina'r' swimwear for distribution and sale in Wal-Mart stores. In fiscal 1998, net revenues from this agreement under the Catalina'r' brand were $25.3 million. Also in fiscal 1994, the Company entered into an exclusive license agreement for a period of ten years with an option to renew for successive additional ten year terms with The Warnaco Group, Inc., a related party ('Warnaco'), pursuant to which Warnaco has the right to manufacture and distribute men's and women's sportswear under the Catalina'r' brand name.
The Company recorded approximately $1.3 million of royalty income associated with this agreement in fiscal 1998. See Note 13 of Notes to Consolidated Financial Statements.

     In October 1993, the Company entered into a worldwide license agreement with Anne Cole and Anne Cole Design Studio Ltd. Under the worldwide license agreement, the Company obtained the exclusive right in perpetuity to use the Anne Cole'r' trademark for women's swimwear, activewear, sportswear and beachwear and children's swimwear. Also in 1993, the Company entered into a worldwide licensing agreement with Oscar de la Renta Licensing Corporation for the design, manufacture and marketing of women's and girls' swimwear and activewear under the Oscar de la Renta'r' brand name.

     The Designer Swimwear Division's net revenues have increased 244% to $98.8 million since the Company purchased the designer brands from Taren in October 1993. Net revenues for the Designer Swimwear Division increased 10.7% to $98.8 million in fiscal 1998 from $89.3 million in fiscal 1997.

     The White Stag'r' brand name, over 100 years old, is one of the most recognized brand names in the United States. In 1992, the Company made a strategic decision to capitalize on the awareness and potential mass appeal of the White Stag'r' brand name by redirecting it to a line of activewear, outerwear, swimwear and goggles for the mass merchandise market. In fiscal 1998, the Company shipped approximately $7.3 million of men's and women's activewear and swimwear under the White Stag'r' brand to Wal-Mart.

SPEEDO'r' AUTHENTIC FITNESS'r' RETAIL STORES DIVISION

     Speedo'r' Authentic Fitness'r' retail stores are designed to appeal to participants in water and land-based fitness activities, and to offer a complete line of Speedo'r' and Speedo'r' Authentic Fitness'r' products that sell throughout the year. The stores are a model for innovative retailing of the Company's products and a proving ground for new products and marketing and merchandising techniques. In November 1992, the Company opened its first Speedo'r' Authentic Fitness'r' retail store in Los Angeles; since then the Company has opened 138 additional stores (through September 30, 1998) in major metropolitan areas of the United States and Canada to bring the total number of stores open to 139. During fiscal 1998, the Company opened six new stores while closing two others. The Company expects to open ten additional stores in fiscal 1999. The stores average approximately 1,100 square feet in size. Capital expenditures for each new store of average size are expected to be approximately $200,000 and will require approximately $50,000 of working capital. The Company believes that the success of the retail stores to date evidences substantial consumer interest in new innovative channels of distribution for fitness apparel.

     Net revenues of the Retail Division increased 18.8% to $56.8 million in fiscal 1998 from $47.8 million in fiscal 1997 and comparable store sales increased 7.9% in fiscal 1998.

INTERNATIONAL OPERATIONS

     The Catalina/Cole Acquisition and the signing of the worldwide license agreement for Ralph Lauren'r', Polo Sport Ralph Lauren'r' and Polo Sport-RLX'r' are strategically intended to increase the Company's access to international markets. Catalina'r', Cole of California'r' and Anne
Cole'r' products are sold directly to department and specialty stores and through various license agreements throughout the world. Although historically a small portion of the Company's business was international, the Company believes that the strength of the Designer Swimwear brand names will create an opportunity to increase its international presence over the next several years. The Company's licensing agreements with Speedo International, Ltd. geographically restrict the Company's international use of the Speedo'r' and other brand names to the United States, its territories and possessions, Canada, Mexico and the Caribbean Islands.

     The Company has a Canadian subsidiary which engages in manufacturing, sales and marketing activities. Net revenues of such Canadian operations contributed $13.0 million of the Company's net revenues for fiscal 1998. With the exception of the fluctuation of local currencies against the U.S. dollar, the Company does not believe that the Canadian operations are subject to risks which are significantly different from domestic operations.

IMPORTS AND IMPORT RESTRICTIONS

     Although the Company imported approximately 65.5% of its finished products in fiscal 1998, substantially all of its competition swimwear is sourced domestically or manufactured in the Company's facilities in the U.S. from Kentucky Textiles or its affiliate KT West, Inc. ("KT West") which also provides other manufacturing services for the Company. The Company's fashion swimwear for women is manufactured in the Company's facilities or is sourced from domestic and international contractors. A portion of the Company's manufacturing is performed by a related party (See Note 13 of the Notes to Consolidated Financial Statements). Imports from certain countries are subject to the constraints imposed by bilateral agreements between the United States and substantially all of the countries from which the Company imports goods. These agreements impose quotas that limit the quantity of certain types of goods, including many of those imported by the Company, which can be imported into the United States from those countries. Such agreements also allow the United States to impose, under certain conditions, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. The bilateral agreements through which quotas are imposed have been negotiated under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Arrangement. Many quota and tariff restrictions negotiated under the Multifiber Arrangement are being phased out over periods of up to ten years under the World Trade Organization.

     The Company's continued ability to source products that it imports may be adversely affected by additional bilateral agreements, unilateral trade restrictions, significant decreases in import quotas, the disruption of trade from exporting countries as a result of political instability or the imposition of additional duties, taxes and other charges on imports.

EMPLOYEES

     The Company and its subsidiaries employed approximately 1,293 employees at July 4, 1998, less than 1% of whom were represented by a labor union. The Company considers its relationship with employees to be good and has not experienced interruptions of operations due to labor disagreements.

CUSTOMERS

     The Company has over 2,700 customers. In fiscal 1996, Wal-Mart accounted for approximately 11% of the Company's net revenues.

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

TRADEMARKS AND LICENSING AGREEMENTS

     The Company has license agreements in perpetuity with Speedo International, Ltd. which permit the Company to design, manufacture and market certain men's, women's and children's apparel including swimwear, sportswear and a wide variety of other products using the Speedo'r' trademark and certain other trademarks including Speedo'r' Surf Walkers'TM' and Speedo'r' Authentic Fitness'r'. The Company's license to use the Speedo'r' trademark and such other trademarks was granted in perpetuity subject to certain conditions and is exclusive in the United States, its territories and possessions, Canada, Mexico and the Caribbean Islands. Speedo International, Ltd. retains the right to use or license such brand names in other jurisdictions and actively uses or licenses such brand names throughout the world outside of the Company's licensed areas. The agreements provide for minimum royalty payments to be credited against future royalty payments based on a percentage of net sales. Speedo International, Ltd. has the right to approve any designs bearing the licensed trademark as defined in the license agreements. The license agreements may be terminated, with respect to a particular territory only in the event the Company does not pay royalties for, or abandons, the trademark in such territory or in the event the Company manufactures or is controlled by a company that manufactures racing/competitive swimwear, swimwear caps or swimwear accessories, as specifically defined in the license agreements, under a different trademark. Speedo International, Ltd. is an affiliate of Pentland. In addition, the Company has certain rights to sublicense the Speedo'r' trademark within the geographic regions covered by the licenses.

     In 1992, the Company entered into an agreement with Speedo Holdings B.V., and its successor, Speedo International, Ltd., granting certain irrevocable rights to the Company relating to the use of the Authentic Fitness'r' name and service mark, which rights are in addition to the rights under the license agreements with Speedo International, Ltd.

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

     In 1993, the Company entered into a worldwide license agreement with Oscar de la Renta Licensing Corporation for the design, manufacture and marketing of women's and girls' swimwear and activewear under the Oscar de la Renta'r' brand name. The agreement granting the exclusive right to use the Oscar de la Renta'r' trademark is valid for a term up to and including March 31, 1999 and provides for the payment of certain minimum royalty payments to be credited against earned royalty payments for each agreement year.

      On February 1, 1998, the Company entered into an exclusive worldwide licensing agreement with The Polo/Lauren Company, L.P. and PRL USA, Inc. and a design services agreement with Polo/Ralph Lauren Corporation for Ralph Lauren'r', Polo Sport Ralph Lauren'r' and Polo Sport-RLX'r' brand swimwear for women and girls. Under the license, the Company will produce and market swimsuits, bathing suits and coordinating cover-ups, tops and bottoms for women and girls. First shipments under this licensing agreement are scheduled for January 1999.

     The Company owns other trademarks, the most important of which are White Stag'r', Catalina'r', Sunset Beach'r' and Cole of California'r'.

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

     The Company licenses the Catalina'r', White Stag'r' and Cole of California'r' brand names to several licensees for a variety of products. These agreements generally require the licensee to pay royalties and fees to the Company based on a percentage of the licensee's net sales. The Company monitors product design, development, quality and merchandising of its licensees and meets with individual licensees from time to time to assure compliance with the Company's overall marketing, merchandising and design strategies. Royalties derived from such licenses were approximately $0.7 million, $0.5 million and $0.1 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. In fiscal 1994, the Company entered into an exclusive license agreement with Warnaco pursuant to which Warnaco has the right to manufacture and distribute men's and women's sportswear under the Catalina'r' brand name. In fiscal 1995, the Company entered into a sub-license agreement with Warnaco to manufacture and market women's intimate apparel under the Speedo'r' name. The Company recognized royalty income of approximately $1.4 million, $0.8 million and $0.8 million from these agreements in fiscal 1998, fiscal 1997 and fiscal 1996, respectively (See
Note 13 of Notes to Consolidated Financial Statements).

     The Company believes that only the trademarks mentioned herein are material to the business of the Company.

BACKLOG

     Backlog represents booked orders which, although terminable without penalty, are believed by the Company to be firm. Because of the seasonality of the Company's business, the Company's backlog varies over the course of the year. Backlog usually peaks in November for swimwear. At September 30, 1998, the Company's backlog was $114.3 million, an increase of 24% compared to the prior year. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality.'

ITEM 2. PROPERTIES.

     The principal executive offices of the Company are located at 6040 Bandini Blvd., Commerce, California 90040 and are occupied pursuant to a lease which expires in 2000. The Company also maintains executive offices at 90 Park Ave., New York, New York 10016 and 11111 Santa Monica Blvd., Los Angeles, CA 90025. The 90 Park Ave. and 11111 Santa Monica Blvd. properties are occupied on month to month leases from Warnaco.

     The Company has manufacturing, distribution and administrative facilities located in Sparks, Nevada (distribution facility), Los Angeles, California, (one warehouse, administrative and manufacturing facility and two manufacturing facilities), in Checotah, Oklahoma, (manufacturing facility), Vancouver, British Columbia, Canada (manufacturing and distribution facility) and Montreal, Quebec, Canada (distribution facility). Certain of the Company's manufacturing and warehouse facilities are also used for administrative functions. All of the Company's facilities are leased except the Checotah, Oklahoma facility, which the Company owns. Lease terms expire from January 1999 to November 2003.

     The Company leases 139 retail store locations in various cities in the United States and Canada. The leases expire from 1998 to 2006.

     All of the Company's production and warehouse facilities are located in appropriately designed buildings which are kept in good repair. All such facilities have well maintained equipment and sufficient capacity to handle present volumes. No significant facility is materially under utilized.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any litigation, other than routine litigation incidental to the business of the Company, which is, individually or in the aggregate, material to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their ages and their positions are set forth below.

                       NAME                           AGE                        POSITION
---------------------------------------------------   ---   ---------------------------------------------------

Linda J. Wachner...................................   52    Director, Chairman of the Board and Chief Executive
                                                              Officer
Christopher G. Staff...............................   56    President and Chief Operating Officer
Susan Guensch......................................   38    President Speedo'r' Division
Michael P. McHugh..................................   59    Senior Vice President and Chief Financial Officer

     Mrs. Linda J. Wachner has been a Director, Chairman of the Board and Chief Executive Officer of the Company since its inception in May 1990. Mrs. Wachner concurrently serves as and has been a Director, President and Chief Executive Officer of The Warnaco Group, Inc. ('Warnaco') since August 1987, and the Chairman of the Board of Warnaco since August 1991. Mrs. Wachner was a Director and President of Warnaco from March 1986 to August 1987. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max Factor and Company from December 1978 to October 1984. Mrs. Wachner also serves as a Director of Travelers Group Inc., Applied Graphics Technologies, Inc. and New York Stock Exchange, Inc.

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

     Mr. Michael P. McHugh has been the Senior Vice President and Chief Financial Officer of the Company since May 1998. Mr. McHugh served as Corporate Vice President and Chief Financial Officer of J. Crew Group, Inc. from September 1986 to April 1998. From 1983 to 1986, Mr. McHugh was Vice President of Finance and Chief Financial Officer of the Regina Company and from 1977 to 1983 was Controller of Operations for Revlon, Inc. Mr. McHugh served as U.S. Controller of Canada Dry Corporation from 1975 to 1977 and from 1968 to 1975 was with Borden, Inc. holding various divisional positions including Controller, Group Controller and Vice President of Finance and Administration.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol 'ASM'. The table below sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape.

PERIOD                                                                              HIGH        LOW
--------------------------------------------------------------------------------   -------     ------

Fiscal 1996:
     First quarter..............................................................    23 3/8     16 1/8
     Second quarter.............................................................    23 1/8     18 1/8
     Third quarter..............................................................    29         21
     Fourth quarter.............................................................    28         17
Fiscal 1997:
     First quarter..............................................................    18 7/8     11
     Second quarter.............................................................    12 1/8     10 3/8
     Third quarter..............................................................    16 1/8     11 1/2
     Fourth quarter.............................................................    16         12 3/8
Fiscal 1998:
     First quarter..............................................................    15 3/4     11
     Second quarter.............................................................    19 9/16    14 15/16
     Third quarter..............................................................    21         15 7/8
     Fourth quarter.............................................................    18 7/8     14 3/8
Fiscal 1999:
     First quarter through September 30, 1998...................................    15 3/4     10 1/2

------------------

     A recent last sales price for the shares of Common Stock as reported on the New York Stock Exchange Composite Tape was 15 1/4 on September 30, 1998. On September 30, 1998 there were 117 holders of Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

     The Company paid its initial quarterly cash dividend of 1.25[c] per share on October 2, 1995. Since that time the Company has declared twelve successive quarterly cash dividends of 1.25[c] per share.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth for the periods indicated selected consolidated financial data for Authentic Fitness Corporation. This information should be read in conjunction with the consolidated financial statements included elsewhere herein and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.' The selected consolidated balance sheet data for the Company as of July 2, 1994, July 1, 1995 and July 6, 1996 and the selected consolidated financial data for the fiscal years ended July 2, 1994 and July 1, 1995 are derived from audited consolidated financial statements not included herein. The selected consolidated financial data for the Company for the fiscal years ended July 6, 1996, July 5, 1997 and July 4, 1998 and as of July 5, 1997 and July 4, 1998 are derived from audited consolidated financial statements included elsewhere herein. The fiscal year ended July 6, 1996 included 53 weeks of operations. The additional week of operations is not considered material to the results of operations of the Company.

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   FISCAL YEAR ENDED
                                              ------------------------------------------------------------
                                              JULY 2,      JULY 1,      JULY 6,      JULY 5,      JULY 4,
                                                1994         1995         1996         1997         1998
                                              --------     --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:
Net revenues..............................    $178,567     $266,133     $309,609     $323,088     $367,484
Gross profit..............................      63,710       97,696       75,398(b)   132,296      148,664
Selling, general and administrative
  expenses................................      32,902       52,578       91,723(b)    76,456       87,124
Non-recurring items.......................       5,658(a)     --          13,642(b)     3,354(c)     1,408(d)
Depreciation and amortization.............       4,338        6,549       15,462        9,824       10,351
                                              --------     --------     --------     --------     --------
Income (loss) before interest, income
  taxes and extraordinary items...........      20,812       38,569      (45,429)      42,662       49,781
Interest expense..........................       4,400        6,977       11,547       13,554       14,253
                                              --------     --------     --------     --------     --------
Income (loss) before income taxes and
  extraordinary items.....................      16,412       31,592      (56,976)      29,108       35,528
Income taxes (benefit)....................       6,831       12,118      (17,623)      10,073       12,759
                                              --------     --------     --------     --------     --------
Income (loss) before extraordinary
  items...................................       9,581       19,474      (39,353)      19,035       22,769
Extraordinary items.......................      (1,591)(e)    --          (1,497)(f)    --           --
                                              --------     --------     --------     --------     --------
Net income (loss) applicable to common
  stock...................................    $  7,990     $ 19,474     $(40,850)    $ 19,035     $ 22,769
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
Dividends on common stock.................       --           --        $    964     $  1,127     $  1,149
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
PER SHARE DATA:
  Net income (loss):
    Basic.................................    $   0.50     $   1.10     $  (2.08)    $   0.85     $   1.02
    Diluted...............................    $   0.41     $   0.90     $  (2.08)    $   0.85     $   1.01
  Weighted average number of shares of
    common stock outstanding(g):
    Basic.................................      15,827       17,779       19,607       22,362       22,310
    Diluted...............................      19,724       21,712       19,607       22,514       22,510
PRODUCT LINE SUMMARY:
  Net revenues:
    Speedo'r'.............................    $113,138     $143,991     $161,920     $171,856     $198,420
    Designer Swimwear.....................      28,739       68,572       80,695       89,258       98,804
    Authentic Fitness'r' Retail...........       4,620       20,418       38,135       47,786       56,764
    White Stag'r'/Skiwear.................      32,070       33,152       28,859       14,188        7,299
    Other.................................       --           --           --           --           6,197
                                              --------     --------     --------     --------     --------
                                              $178,567     $266,133     $309,609     $323,088     $367,484
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
  Percentage of net revenues:
    Speedo'r'.............................        63.3%        54.1%        52.3%        53.2%        54.0%
    Designer Swimwear.....................        16.1%        25.8%        26.1%        27.6%        26.9%
    Authentic Fitness'r' Retail...........         2.6%         7.7%        12.3%        14.8%        15.4%
    White Stag'r'/Skiwear.................        18.0%        12.4%         9.3%         4.4%         2.0%
    Other.................................       --           --           --           --             1.7%
                                              --------     --------     --------     --------     --------
                                                 100.0%       100.0%       100.0%       100.0%       100.0%
                                              --------     --------     --------     --------     --------
                                              --------     --------     --------     --------     --------
BALANCE SHEET DATA:
    Working capital.......................    $ 54,580     $ 66,051     $ 50,373     $ 53,118     $ 69,097
    Total assets..........................     197,602      278,239      281,466      321,872      316,162
    Long-term debt (excluding current
      maturities).........................      19,191       32,446       49,432       42,682       33,178
    Stockholders' equity..................     121,690      141,908      116,723      133,708      150,842

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

 (b) The total non-recurring charges and other items (noted in Statement of Operations) recorded in fiscal 1996 were $43.0 million after-tax or $2.19 per diluted share.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (c) Reflects excess distribution costs, not covered by insurance, of $2.2 million after-tax (or $0.10 per diluted share) as a result of the flood at the Company's Sparks, Nevada facility in January 1997. See Note 12 of Notes to Consolidated Financial Statements.

 (d) Reflects costs incurred for plant consolidation and retail store closures of $0.9 million after-tax (or $0.04 per diluted share). See Note 12 of Notes to Consolidated Financial Statements.

 (e) Reflects the write-off of deferred financing costs related to certain indebtedness repaid with the proceeds of the Company's public offering in December 1993 and the refinancing of the Company's revolving and term debt in April 1994.

 (f) Reflects the write-off of deferred financing costs related to certain indebtedness and the refinancing of the Company's credit agreement in March 1996. See Note 16 of Notes to Consolidated Financial Statements.

 (g) All share and per share amounts have been restated to reflect the two-for-one stock split effective February 10, 1994 and the impact of Statement of Financial Accounting Standards No. 128, 'Earnings Per Share', adopted effective July 4, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's strategy is to leverage its leading brand names by entering new channels of distribution and expanding its product lines. Key elements of this strategy include opening Company-owned Speedo'r' Authentic Fitness'r' retail stores, expanding its product offerings through mass merchandisers and entering international markets. The Company's accomplishments over the past five years include (i) the successful transition of the Speedo'r' brand through line extensions from a highly focused competitive swimwear brand to a complete active fitness brand, (ii) the repositioning of White Stag'r' as an activewear, outerwear and swimwear brand for the mass merchandise market, (iii) the opening of 139 Company-owned Speedo'r' Authentic Fitness'r' retail stores through September 30, 1998, which has resulted in a new channel of distribution for Speedo'r' and Speedo'r' Authentic Fitness'r' products, (iv) the acquisition of the Catalina'r', Cole of California'r' and Anne Cole'r' swimwear brands, and the signing of the worldwide license in perpetuity for the Anne Cole'r' trademark and (v) the signing of an exclusive worldwide license agreement with the Polo/Lauren Company, L.P. and PRL USA, Inc. to produce and market
Ralph Lauren'r', Polo Sport Ralph Lauren'r' and Polo Sport-RLX'r' brand swimsuits, bathing suits and coordinating cover-ups, tops and bottoms for women and girls.

     Due primarily to the successful implementation of its business strategies, the Company increased net revenues to $367.5 million in fiscal 1998 from $85.5 million in fiscal 1991, a compound annual growth rate of 23.1%.

RESULTS OF OPERATIONS

     The table below summarizes certain operating information for the Company for each of the last three fiscal years. The operating results for fiscal 1996 have been adjusted to segregate losses and expenses associated with exiting the skiwear and outlet store businesses, the special bad debt loss, other reserves and the terminated merger with Warnaco from the other operations of the Company. This supplemental information should be read in conjunction with the consolidated financial statements and notes thereto provided elsewhere herein. The Company has also separately identified the impact of certain incremental inventory and accounts receivable reserves on the results of operations for fiscal 1996.

                            STATEMENT OF OPERATIONS
                                (SELECTED DATA)

                                                         FISCAL YEAR ENDED
                                 -----------------------------------------------------------------
                                 JULY 6,    % OF NET    JULY 5,    % OF NET    JULY 4,    % OF NET
                                  1996      REVENUES     1997      REVENUES     1998      REVENUES
                                 -------    --------    -------    --------    -------    --------
                                                           (IN MILLIONS)

Net revenues..................   $ 309.6     100.0%     $ 323.1     100.0%     $ 367.5     100.0%
Gross profit -- as adjusted
  for items below.............      97.3      31.4%       132.3      40.9%       148.7      40.5%
Selling, administrative and
  general expenses -- as
  adjusted for items below....      83.6      27.0%        76.5      23.7%        87.1      23.7%
Depreciation and
  amortization................       7.3                    9.8                   10.4

Income before extraordinary
  items -- as adjusted for
  items below.................   $   2.2                $  21.2                $  23.7
Other items:
Plant and retail store
  closures....................     --                     --                       1.4
Excess distribution costs
  related to the flood not
  covered by insurance........     --                       3.4                  --
Special bad debt loss.........      11.6                  --                     --
Merger costs..................       2.0                  --                     --
Exit costs related to
  Skiwear.....................      15.5                  --                     --
Exit costs related to outlet
  stores......................      12.4                  --                     --
Inventory and accounts
  receivable and other
  reserves....................      18.7                  --                     --
Income taxes (benefit)........     (17.2)                   1.2                    0.5
                                 -------                -------                -------
Net income (loss).............   $ (40.8)               $  19.0                $  22.8
                                 -------                -------                -------
                                 -------                -------                -------

COMPARISON OF FISCAL 1998 TO FISCAL 1997

     Net revenues increased 13.7% in fiscal 1998 to $367.5 million from $323.1 million in fiscal 1997. The increase in net revenues was attributable to an increase in Speedo'r' net revenues of 15.5%, an increase in Designer Swimwear net revenues of 10.7% and an increase in Speedo'r' Authentic Fitness'r' Retail Stores Division net revenues of 18.8%. White Stag'r'/Skiwear net revenues decreased $6.9 million in fiscal 1998 as a result of the Company's strategic decision to discontinue its skiwear business in May 1996. The increase in Speedo'r' net revenues reflects an increased volume in all lines with significant increases in fitness swimwear, accessories, and goggles. The increase in Designer Swimwear net revenues reflects significant increases in Cole of California'r', and private label. The increase in Speedo'r' Authentic Fitness'r' Retail Stores Division net revenue is the result of a comparable store sales increase of 7.9% and the opening of six new stores, partially offset by the closing of two stores.

     On January 18, 1998, one of the Company's three distribution centers, located in Los Angeles, California suffered a fire. The building was damaged and certain inventory stored in the distribution center was damaged or destroyed. The Company is fully insured for any inventory lost as well as profits lost due to business interruption and other incurred expenses. The Company recorded a $36.8 million receivable from the insurance company related to this claim. As of July 4, 1998, the Company had received $24.5 million from the insurance company against such claim receivable leaving an outstanding claim receivable of $12.3 million. The Company is currently finalizing its claim for profits lost due to business interruption.

     Gross profit in fiscal 1998 increased to $148.7 million from $132.3 million in fiscal 1997. Gross profit as a percentage of net revenues was 40.5% in fiscal 1998 compared to 40.9% in fiscal 1997. The decrease in gross profit as a percentage of net revenues is primarily the result of markdowns relating to the Company's strategic decision to sell certain slow moving inventory ahead of the market in the third quarter of fiscal 1998 and other promotional selling during the fourth quarter of fiscal 1998 which resulted in a lowering of year-end inventory of 26.1% versus fiscal 1997. Partially offsetting the impact of markdowns in fiscal 1998 was the production of approximately 6.6 million swimsuits off-shore at lower costs, an increase of 32% over the 5 million produced in fiscal 1997. Gross profit as a percentage of net revenues for fiscal 1998 also reflects $17.2 million of reimbursements from the Company's insurance carrier related to lost gross profit from the previously mentioned distribution center fire. Adjusting for the insurance reimbursement, gross profit as a percentage of net revenues would have been 37.5% for fiscal 1998.

     Selling, general and administrative expenses for fiscal 1998 increased to $87.1 million from $76.5 million in fiscal 1997. Selling, general and administrative expenses as a percentage of net revenues for both fiscal 1998 and fiscal 1997 were at 23.7%. Marketing expenses as a percentage of net revenues decreased 3.2% in fiscal 1998 as a result of the Olympic Games promotions in fiscal 1997. The decrease as a percentage of net revenues was off-set by the full year impact of the fiscal 1997 opening of 52 new Speedo'r' Authentic Fitness'r' retail stores impacting fiscal 1998 and the six new stores opened in fiscal 1998.

     Depreciation and amortization expenses increased to $10.4 million in fiscal 1998 from $9.8 million in fiscal 1997. The increase in depreciation and amortization expenses primarily reflects the amortization of leasehold improvements related to the full year impact of the fiscal 1997 opening of 52 new Speedo'r' Authentic Fitness'r' retail stores impacting fiscal 1998 and the six new stores opened in fiscal 1998.

     Interest expense increased to $14.3 million in fiscal 1998 from $13.6 million in fiscal 1997. As a percentage of net revenues interest expense in fiscal 1998 decreased to 3.9% of net revenues compared to 4.2% of net revenues in fiscal 1997. The increase in interest expense in fiscal 1998 primarily reflects the borrowing to fund the expansion of the Company's Speedo'r' Authentic Fitness'r' retail stores and the related increase in working capital. The Company's borrowing rate for fiscal 1998 automatically decreased to LIBOR plus 1% from LIBOR plus 1.5% at the end of fiscal 1997 pursuant to the terms of the Company's credit agreement.

     The Company's effective income tax rate for fiscal 1998 was 35.9% compared to 34.6% in fiscal 1997. The difference between the Company's effective income tax rate and the statutory income tax rate of 35% reflects the impact of state income taxes offset by the benefit of reversing the valuation allowance recorded by the Company in fiscal 1996 related to net operating loss carryforwards.

COMPARISON OF FISCAL 1997 TO FISCAL 1996

     On January 1, 1997, one of the Company's three distribution centers, located in Sparks, Nevada, was flooded destroying certain inventory owned by the Company. The Company is insured for such losses as well as for profits lost due to business interruption. As of July 5, 1997, the Company had recorded a $25.0 million claim receivable from the insurance company representing the cost of inventory damaged in the flood, lost profit on orders that were not shipped due to the flood and other covered expenses. In addition, in the fourth quarter of fiscal 1997, the Company incurred $3.4 million of distribution and other expenses in excess of amounts covered by insurance, which have been identified as a non-recurring expense. As of July 5, 1997, the Company had received $15.5 million from the insurance company against its insurance claim, leaving an outstanding claim receivable of $9.5 million. In fiscal 1998, in order to achieve an early resolution of the insurance claim, the Company accepted a cash settlement offer on the outstanding claim receivable of approximately $8.8 million and wrote-off the remaining receivable of $0.7 million.

     Net revenues increased 4.4% in fiscal 1997 to $323.1 million from $309.6 million in fiscal 1996. This increase was accomplished despite revenues lost in the second half of fiscal 1997 due to the previously discussed Sparks flood as well as the loss of revenues generated by the discontinued skiwear and outlet store businesses. Adjusting for the impact of these items, the Company estimates that net revenues would have increased approximately 20% over fiscal 1996. The increase in net revenues reflects an increase in Speedo'r' net revenues of 6.1%, an increase in Designer Swimwear net revenues of 10.6% and an increase in Speedo'r' Authentic Fitness'r' Retail Stores Division net revenues of 25.3%. White Stag'r'/Skiwear net revenues decreased over $14 million primarily due the Company's strategic decision to discontinue its skiwear business in May 1996. The increase in Speedo'r' net revenues primarily reflects an increase in accessories, including Speedo'r' kids accessories, of 69%, goggles of 16% and fitness swimwear of 32%. The increase in Designer Swimwear net revenues reflects increases in Sunset Beach'r' of 19.7%, Cole of California'r' of 75.9%, Anne Cole'r' of 8.6%. Catalina'r' shipments to Wal-Mart increased 5.5%. Speedo'r' Authentic Fitness'r' Retail Stores Division net revenues increased 25.3% reflecting the opening of 52 stores during fiscal 1997.

     Gross profit in fiscal 1997 increased to $132.3 million from $75.4 million in fiscal 1996. Gross profit as a percentage of net revenues were 40.9% in fiscal 1997 compared to 24.4% in fiscal 1996. Gross profit for fiscal 1996 includes the impact of gross profit losses attributable to the discontinued skiwear and outlet store businesses and certain incremental inventory reserve adjustments. Fiscal 1996 gross profit before the impact of these items was $97.3 million or 31.4% of net revenues. The increase in gross profit in fiscal 1997 compared to fiscal 1996 reflects a more favorable sales mix, the Company's strategic decision to move production of approximately 5 million swimsuits off-shore and the higher mix of Speedo'r' Authentic Fitness'r' Retail Stores Division sales which produce a higher gross profit margin than the wholesale divisions. The increase in gross profit as a percentage of net revenues in fiscal 1997 compared to fiscal 1996 reflects the favorable impact of discontinuing the outlet and skiwear operations, more favorable sales mix and favorable variances associated with off-shore sourcing, as noted above. Gross profit as a percentage of net revenues for fiscal 1997 also reflects the benefit of $8.7 million of reimbursements from the Company's insurance carrier related to losses from the Sparks, Nevada flood without the offsetting cost of goods sold. Adjusting for this item, gross profit as a percentage of net revenues was 39.3% for fiscal 1997.

     Selling, general and administrative expenses for fiscal 1997 decreased to $76.5 million (23.7% of net revenues) from $91.7 million in fiscal 1996. Selling, general and administrative expenses for fiscal 1996 include the impact of the decision to exit the skiwear and outlet store businesses and certain incremental accounts receivable and other allowances recorded by the Company in fiscal 1996. Selling, general and administrative expenses, before the impact of these items was $83.6 million (27.0% of net revenues). The decrease in selling, general and administrative expenses in fiscal 1997 compared to fiscal 1996 primarily reflects a gain of approximately $3 million related to the sale of certain barter credits in the second quarter of fiscal 1997 as well as cost saving measures implemented by the Company in the first quarter of fiscal 1997.

     Depreciation and amortization expenses decreased to $9.8 million in fiscal 1997 from $15.5 million in fiscal 1996. Depreciation and amortization expense for fiscal 1996 includes the write-off of goodwill and intangible assets related to the discontinued skiwear and outlet store businesses. Depreciation and amortization expense was $7.3 million before the write-off. The increase in depreciation and amortization expense primarily reflects the amortization of leasehold improvements related to the increase in the number of Speedo'r' Authentic Fitness'r' retail stores compared to fiscal 1996.

     Interest expense increased to $13.6 million in fiscal 1997 compared to $11.5 million in fiscal 1996. The increase in interest expense in fiscal 1997 compared to fiscal 1996 primarily reflects the borrowing to fund the expansion of the Company's Speedo'r' Authentic Fitness'r' retail stores and the related increase in working capital.

     The Company's effective income tax rate for fiscal 1997 was 34.6% compared to 31% in fiscal 1996. The difference between the Company's effective income tax rate and the statutory income tax rate of 35% reflects the impact of state income taxes offset by the benefit of reversing the valuation allowance recorded by the Company in fiscal 1996 related to net operating loss carryforwards.

     Net income in fiscal 1997 was $19.0 million compared to a net loss of $(40.8) million in fiscal 1996. The increase in net income of over $59 million reflects the increase in gross profit and lower selling, general and administrative expenses partially offset by the higher interest expense and income taxes, all as noted above. The net loss in fiscal 1996 reflects the impact of the special bad debt loss, terminated merger costs, losses related to discontinuing the skiwear and outlet store businesses and additional reserves and adjustments.

CAPITAL RESOURCES AND LIQUIDITY

     On September 6, 1996, the Company entered into a $200 million Credit Agreement with GE Capital, The Bank of Nova Scotia, Societe Generale and Union Bank of California (the '$200 Million Credit Agreement'). The $200 Million Credit Agreement is for a term of five years and provides for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility (the 'Revolving Loan') in the amount of $150 million. Borrowing under the $200 Million Credit Agreement accrued interest at the lenders' base rate or at LIBOR plus 1.5-2.0% during fiscal 1997 but decreased to LIBOR plus 1.0% in the first quarter of fiscal 1998. The rate of interest payable on outstanding borrowing will be automatically reduced, to as low as LIBOR plus
 .75%, as the Company's EBITDA to Debt ratio improves to 2.5 to 1.

     The $200 Million Credit Agreement as amended, allows the Company to purchase up to $50 million of its Common Stock. The Company's Board of Directors has authorized a stock repurchase program which currently allows the Company to buy up to $50 million of its outstanding Common Stock. As of September 30, 1998, the Company had purchased approximately 2.4 million shares of the Company's Common Stock at an aggregate cost of approximately $34.8 million.

     On October 2, 1995, the Company paid its first quarterly cash dividend of 1 1/4[c] per share, equivalent to an annual rate of 5[c] per share. The Company has declared twelve successive quarterly cash dividends. The Company believes that its stock repurchase program as well as the regular quarterly cash dividend demonstrates the Company's ongoing commitment to increase stockholder value.

     The Company plans to expand its channels of distribution and provide growth in its operations by opening additional retail stores. The Company currently has 139 stores open and expects to open approximately ten additional stores during fiscal 1999. The cost of leasehold improvements, fixtures and the additional working capital associated with the opening of an average new store is expected to be approximately $250,000.

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

     The Company meets its seasonal working capital needs by utilizing amounts available under its revolving line of credit. The Company has amended and increased its lines of credit primarily to support the growth of its swimwear divisions and to fund the roll-out of the Company's Speedo'r' Authentic Fitness'r' retail stores.

     Cash provided by (used in) operating activities was $33.4 million, $17.8 million and $(40.2) million in fiscal 1998, 1997, and fiscal 1996, respectively. The increase in cash flow from operating activities in fiscal 1998 compared to fiscal 1997 of $15.6 million primarily reflects a decrease in inventory of $22.6 million in fiscal 1998 due to improved inventory controls, primarily in raw materials, an increase in net income in fiscal 1998 of $3.7 million and a decrease in accounts payable of $10.1 million due to reduced inventory purchases in the last months of fiscal 1998. Accounts receivable increased by $22.3 million primarily reflecting increased fourth quarter sales in fiscal 1998 compared to fiscal 1997. The increase in cash flow from operating activities in fiscal 1997 compared to fiscal 1996 of $58.0 million primarily reflects the increase of over $59 million in net income in fiscal 1997 compared to fiscal 1996 and income tax refunds received in fiscal 1997 from the carryback of the Company's fiscal 1996 net loss. Inventory increased $21.7 million in fiscal 1997 primarily related to the expansion of the Company's Speedo'r' Authentic Fitness'r' Retail Stores Division and an increase in raw material and work in process to support expected sales increases in fiscal 1998. Accounts receivable increased primarily reflecting the insurance claim receivable of $9.5 million and higher sales in the last month of fiscal 1997 compared to fiscal 1996. Accounts payable and accrued liabilities increased by $14.8 million reflecting the purchase of raw material, as noted above.

     Cash used in investing activities was $7.5 million, $15.1 million and $16.4 million for fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Cash used in investing activities for fiscal 1998 primarily reflects capital expenditures of $6.7 million related to computer equipment and systems, the opening of six Speedo'r' Authentic Fitness'r' retail stores and an increase in intangible assets. Cash used in investing activities for fiscal 1997 primarily reflects capital expenditures of $16.9 million, primarily related to leasehold improvements and other costs associated with the opening of 52 Speedo'r' Authentic Fitness'r' retail stores and an increase in intangible and other assets partially offset by the proceeds from the sale of other assets of $8.5 million. Cash used in investing activities in fiscal 1996 primarily reflects capital expenditures and increases in other assets, primarily related to the expansion of the Company's Speedo'r' Authentic Fitness'r' retail stores.

     Cash provided by (used in) financing activities was $(26.5) million, $(3.0) million and $57.4 million for fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Cash used in financing activities for fiscal 1998 primarily reflects repayments under the revolving credit facility of $13.8 million, repayment of the term loan of $6.9 million and purchase of treasury stock of $7.0 million. Cash used in financing activities for fiscal 1997 primarily reflects repayments of debt (including the pay down of the Revolving Loan), repurchase of the Series A Warrant, dividend payments and the payment of deferred debt issue costs offset by the proceeds from the Term Loan. In fiscal 1996 the Company sold 2.5 million shares of its Common Stock in an underwritten public offering which generated $50.8 million of cash flow from financing activities. In fiscal 1996 the Company purchased one-half of a warrant representing 1,809,179 shares of Common Stock from GE Capital, the funds for which were provided by an increase in long-term debt. In addition, the Company repaid certain debt obligations by borrowing amounts available under its revolving credit agreement.

     The Company's Revolving Loan balance was approximately $84.5 million as of September 30, 1998. The Company's Term Loan balance was $41.3 million on September 30, 1998.

     The Company believes that funds available under its current $200 Million Credit Agreement, as noted above, combined with cash flow to be generated from future operations will be sufficient for the operations of the Company, including debt service, dividend payments and costs associated with the expansion of its Speedo'r' Authentic Fitness'r' retail stores for at least the next twelve months. Although the Company believes that its current credit agreement and cash flow to be generated from future operations will also be sufficient for its long-term operations (periods beyond the next twelve months), circumstances may arise that would require the Company to seek additional financing. In those circumstances the Company expects to evaluate potential additional sources of funds, for example, sales of additional common stock and expanded or additional bank credit facilities.

YEAR 2000 COMPLIANCE

     Comprehensive plans for achieving Year 2000 compliance were finalized during fiscal 1998, and implementation work was under way at year-end. All required systems modifications are expected to be completed in fiscal 1999. Also during fiscal 1999, attention will continue to be focused on compliance attainment efforts of vendors and others, including key system interfaces with customers and suppliers. Notwithstanding the efforts described above, the Company could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by unrelated business entities. Contingency plans are therefore under development to mitigate the extent of such potential disruption to business operations.
The total estimated cost to the Company for enhanced hardware and software applications and to achieve Year 2000 compliant systems is expected to require expenditures, primarily capital, of approximately $9.0 million over the next three years.

FISCAL 1999 ACTIONS

     In April 1998, the FASB approved a Statement of Position (SOP), 'Reporting on the Costs of Start-up Activities'. The SOP provides guidance on the financial reporting of start-up costs and requires that such costs, as defined, be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998 but earlier adoption is encouraged and the Company has elected to implement the SOP beginning with the first quarter of fiscal 1999. The impact of this change in accounting policy to write-off costs previously deferred and amortized is a non-cash pre-tax charge of $4.1 million.

     On October 2, 1998, the Company announced plans to discontinue sourcing from KT West from the Company's owned Checotah, Oklahoma facility and to consolidate sourcing from the Company's leased Montebello, California facility into the Company's Commerce, California facility. This decision is part of the Company's continued strategy to secure the most efficient sourcing of its products. A pre-tax charge of $3.3 million primarily related to the above is anticipated, including $2.2 million in non-cash asset write-offs, $0.6 million in connection with contractual obligations to KT West and severance costs, and $0.5 million in other costs.

     In the aggregate, the above actions will result in a charge of $7.4 million in the first quarter of fiscal 1999 or $4.5 million, net of tax.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This Report includes 'forward-looking statements' within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, and financial difficulties encountered by customers. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under 'Management's Discussion and Analysis of Financial Condition', are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct.

SEASONALITY

     The Company's operations are seasonal. In fiscal 1998, approximately 70% of the Company's net revenues were generated in the second half of the fiscal year and substantially all of the Company's cash flow from operating activities is generated in the fourth quarter of the fiscal year.

     The following table summarizes the net revenues of the Company for each of the quarters in fiscal 1997 and fiscal 1998:

                                                                          THREE MONTHS ENDED
                                          -----------------------------------------------------------------------------------
                                          OCT 4,    JAN 4,    APRIL 5,    JULY 5,    OCT 4,    JAN 3,    APRIL 14,    JULY 4,
                                           1996      1997       1997       1997       1997      1998       1998        1998
                                          ------    ------    --------    -------    ------    ------    ---------    -------
                                                                             (IN MILLIONS)
Net revenues...........................   $ 38.7    $ 70.4     $105.0     $ 109.0    $ 37.0    $ 72.7     $ 127.9     $ 129.9

     The Speedo'r' Division produces a variety of products during the year and is seasonal in nature with 72% of net revenues realized in the second half of fiscal 1998. The Designer Swimwear Division is seasonal in nature, with most customer orders placed in the July through December period and product is shipped to customers starting in November. In fiscal 1998, 77% of net revenues for the Designer Swimwear Division were realized in the second half of the year.

INFLATION

     The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States and Canada have had a significant effect on its net revenues or its profitability. In the past, the Company has been able to offset such effects by increasing prices or by instituting improvements in efficiency.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, 'Reporting Comprehensive Income' and SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information.' Both SFAS No. 130 and SFAS No. 131 are effective for financial statements for fiscal years beginning after December 15, 1997. The Company is evaluating the application of the new statements.
The adoption of these statements will have no significant impact on the Company's consolidated financial position, liquidity, cash flows or results of operations.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, 'Accounting for Derivative Instruments and Hedging

Activities'. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 1999. The Company is evaluating the application of the new statement and the impact on the Company's consolidated financial position, liquidity, cash flows and results of operations.

     In April 1998, the FASB approved the Statement of Position (SOP) on Reporting on the Costs of Start-Up Activities. The SOP provides guidance on the financial reporting of start-up costs and requires that such costs, as defined, be expensed as incurred. See Fiscal 1999 Actions above for impact of adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or trading purposes. The Company has an interest rate swap agreement with a financial institution to limit exposure to interest rate volatility. The value of market risk sensitive instruments is subject to change as a result of movement in market rates and prices. Based on a hypothetical (one-percentage point) increase in interest rates, the potential losses in future earnings, fair value and cash flows are immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report. See
Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is herein incorporated by reference from page 9 of Item 4 of Part I included herein and the Proxy Statement of the Company, relating to the 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 11 is herein incorporated by reference from the Proxy Statement of the Company, relating to the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is hereby incorporated by reference from the Proxy Statement of the Company, relating to the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is hereby incorporated by reference from the Proxy Statement of the Company, relating to the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1.  Consolidated Financial Statements of Authentic Fitness Corporation

          Report of Independent Accountants, PricewaterhouseCoopers LLP.

          Report of Independent Auditors, Ernst & Young LLP.
          Consolidated Balance Sheets as of July 5, 1997 and July 4, 1998.
          Consolidated Statements of Operations for the Years Ended July 6, 1996, July 5, 1997 and July 4, 1998.
          Consolidated Statements of Stockholders' Equity for the Years Ended July 6, 1996, July 5, 1997 and July 4, 1998.
          Consolidated Statements of Cash Flows for the Years Ended July 6, 1996, July 5, 1997 and July 4, 1998.
          Notes to Consolidated Financial Statements.

      2.  Financial Statement Schedules



           Schedule II  Valuation and Qualifying Accounts and Reserves

           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

      3.  List of Exhibits:

      3.1     Restated Certificate of Incorporation of the Registrant, as amended. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 5, 1997).
      3.2     Bylaws of the Registrant (Incorporated herein by reference to the Company's Annual
              Report on Form 10-K for the fiscal year ended July 3, 1993).
     10.1     Management Stock Subscription Agreement dated May 11, 1990 among the registrant and the
              Management Participants listed therein (Incorporated herein by reference to the
              Company's Registration Statement on Form S-1, No. 33-47907).
     10.2     Amendment to Management Stock Subscription Agreement dated as of June 1, 1992 among the registrant and the Management Participants listed therein (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 3,
              1993).
     10.3     Registration Rights Agreement dated as of May 14, 1990 among the registrant and the
              Management Participants listed therein (Incorporated herein by reference to the
              Company's Registration Statement on Form S-1, No. 33-47907).
     10.4     Amendment to Registration Rights Agreement dated as of June 1, 1992 among the registrant, Warnaco Inc., Pentland Ventures Ltd. and the Management Participants listed therein (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
     10.5     Series A Warrant for 633,200 shares of Class A Common Stock of the Registrant
              (3,618,358 shares of Class A Common Stock as adjusted for subsequent stock splits)
              issued to General Electric Capital Corporation (Incorporated herein by reference to the
              Company's Registration Statement on Form S-1, No. 33-47907).
     10.6     Amendment to Series A Warrant dated as of June 1, 1992 between the registrant and
              General Electric Capital Corporation (Incorporated herein by reference to the Company's
              Annual Report on Form 10-K for the fiscal year ended July 3, 1993).

     10.7'D'  License Agreement dated May 10, 1990 among Speedo International Limited, Speedo
              International B.V., Warnaco Inc. and Warnaco International Inc. and related assignments to Authentic Fitness Products, Inc. (formerly S Acquisition Corp.) (United States, its territories and possessions, and Canada) (Incorporated herein by reference to the
              Company's Registration Statement on Form S-1, No. 33-47907).
     10.8'D'  License Agreement dated May 10, 1990 among Speedo Knitting Mills Pty. Limited, Warnaco
              Inc. and Warnaco International Inc. and related assignments to Authentic Fitness
              Products, Inc. (formerly S Acquisition Corp.) (Mexico and the Caribbean Islands)
              (Incorporated herein by reference to the Company's Registration Statement on Form S-1,
              No. 33-47907).
     10.9     Buying Agency Agreement dated as of May 14, 1990 among Authentic Fitness Products, Inc.
              (formerly S Acquisition Corp.), 171173 Canada Inc., Asco International Sourcing Limited
              and Soaring Force Limited (Incorporated herein by reference to the Company's
              Registration Statement on Form S-1, No. 33-47907).
     10.10    Amendment to Buying Agency Agreement dated as of June 1, 1992 among Authentic Fitness
              Products, Inc. (formerly S Acquisition Corp.), 171173 Canada Inc., Asco International
              Sourcing Limited and Soaring Force Limited (Incorporated herein by reference to the
              Company's Registration Statement on Form S-1, No. 33-47907).
     10.11    Employment Agreement ('Employment Agreement') dated as of July 2, 1992 between the registrant and Linda J. Wachner (Incorporated herein by reference to the Company's
              Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
     10.12    First Amendment to Employment Agreement (Incorporated herein by reference to the
              Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994).
     10.13    Incentive Compensation Plan (Incorporated herein by reference to the Company's
              Registration Statement on Form S-1, No. 33-47907).
     10.14    1990 Key Management Stock Option Plan (Incorporated herein by reference to the
              Company's Registration Statement on Form S-1, No. 33-47907).
     10.15    1992 Long Term Stock Incentive Plan (Incorporated herein by reference to the Company's
              Annual report on Form 10-K for the fiscal year ended July 1, 1995).
     10.16    1993 Stock Option Plan for Non-Employee Directors (Incorporated herein by reference to the Company's Registration Statement on Form S-3 No. 33-71540).
     10.17    1998 Stock Option Plan.
     10.18    Form of Indemnification Agreements between the Registrant and its directors and executive officers (Incorporated herein by reference to the Company's Registration
              Statement on Form S-1, No. 33-47907).
     10.19    $200,000,000 Credit Agreement Dated as of September 6, 1996 among Authentic Fitness
              Products, Inc., as Borrower, and Authentic Fitness Corporation and The Bank of Nova
              Scotia and General Electric Capital Corporation as Agents, and The Bank of Nova Scotia,
              as Administrative Agent, Swing Line Bank and Fronting Bank, and General Electric
              Capital Corporation as Documentation Agent and Collateral Agent (Incorporated herein by reference to the Company's Annual report on Form 10-K for the fiscal year ended July 6,
              1996).

     10.20    Restated Credit Agreement, dated as of March 18, 1998, among Authentic Fitness
              Products, Inc. as Borrower and Authentic Fitness Corporation, The Financial
              Institutions named as Lenders and The Bank of Nova Scotia and General Electric Capital
              Corporation as Agents, and The Bank of Nova Scotia as Administrative Agent, Paying
              Agent, Swing Line Bank and Fronting Bank, and General Electric Capital Corporation as
              Documentation Agent and Collateral Agent and Societe Generale, as Co-Agent
              (Incorporated herein by reference to the Company's Report on Form 10-Q for the quarterly period ended April 4, 1998).
     10.21    Amended and Restated Stockholders Agreement dated as of June 1, 1992 among the registrant, Pentland Ventures Ltd., General Electric Capital Corporation, Warnaco Inc.
              and the Management Participants listed therein (Incorporated herein by reference to the
              Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
     21.1     Subsidiaries of the registrant (Incorporated herein by reference to the Company's
              Annual Report on Form 10-K for the fiscal year ended July 2, 1994).
     23.1     Consent of PricewaterhouseCoopers LLP.
     23.2     Consent of Ernst & Young LLP.
     27.1     Financial Data Schedule.

------------

'D' Confidential treatment granted.

  (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant in the last quarter of fiscal 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of October 1998.

                                          AUTHENTIC FITNESS CORPORATION

                                          By:        /S/ LINDA J. WACHNER
                                             ___________________________________
                                                      Linda J. Wachner
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------

           /s/ LINDA J. WACHNER             Chairman of the Board of Directors; Chief        October 2, 1998
------------------------------------------  Executive Officer (Principal Executive
            (LINDA J. WACHNER)              Officer)

          /s/ MICHAEL P. MCHUGH             Senior Vice President and Chief Financial        October 2, 1998
------------------------------------------  Officer (Principal Financial and Accounting
           (MICHAEL P. MCHUGH)              Officer)

           /s/ STANLEY S. ARKIN             Director                                         October 2, 1998
------------------------------------------
            (STANLEY S. ARKIN)

         /s/ STUART D. BUCHALTER            Director                                         October 2, 1998
------------------------------------------
          (STUART D. BUCHALTER)

       /s/ JOSEPH A. CALIFANO, JR.          Director                                         October 2, 1998
------------------------------------------
        (JOSEPH A. CALIFANO, JR.)

        /s/ WILLIAM S. FINKELSTEIN          Director                                         October 2, 1998
------------------------------------------
         (WILLIAM S. FINKELSTEIN)

           /s/ ROBERT D. WALTER             Director                                         October 2, 1998
------------------------------------------
            (ROBERT D. WALTER)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Authentic Fitness Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1 and 2 on page 20 present fairly, in all material respects, the financial position of Authentic Fitness Corporation and its subsidiaries at July 4, 1998 and July 5, 1997, and the results of their operations and their cash flows for each of the two years in the period ended July 4, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The consolidated financial statements of Authentic Fitness Corporation and its subsidiaries for the fiscal year ended July 6, 1996 were audited by other independent accountants whose report dated October 2, 1996 expressed an unqualified opinion on those statements.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
August 20, 1998

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Authentic Fitness Corporation

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended July 6, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended July 6, 1996. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Authentic Fitness Corporation's consolidated results of its operations and its cash flow for the year ended
July 6, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended
July 6, 1996, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                      ERNST & YOUNG LLP

Los Angeles, California
October 2, 1996

                         AUTHENTIC FITNESS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                                                                                              JULY 5,     JULY 4,
                                                                                               1997        1998
                                                                                             --------    --------

ASSETS
Current assets:
     Cash.................................................................................   $  1,246    $    638
     Accounts receivable -- net of allowances of $6,871 -- 1997 and $4,864 -- 1998
      (includes insurance claim receivable of $9,500 -- 1997 and $12,276 -- 1998).........     85,240     114,710
     Accounts receivable from affiliates..................................................     14,443       7,250
     Inventories..........................................................................     86,467      63,910
     Other current assets.................................................................      6,119       8,080
                                                                                             --------    --------
          Total current assets............................................................    193,515     194,588
Property, plant and equipment, net (Note 4)...............................................     52,566      50,417
Other assets, net (Note 5)................................................................     75,791      71,157
                                                                                             --------    --------
                                                                                             $321,872    $316,162
                                                                                             --------    --------
                                                                                             --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilites:
     Borrowing under revolving credit facility............................................   $ 75,776    $ 61,963
     Current maturities of long-term debt.................................................      6,751       9,324
     Accounts payable.....................................................................     27,227      23,429
     Payable to affiliates................................................................     22,937      16,604
     Other accrued expenses...............................................................      5,911       6,636
     Accrued income taxes.................................................................      1,795       4,386
     Deferred income taxes................................................................      --          3,149
                                                                                             --------    --------
          Total current liabilities.......................................................    140,397     125,491
Long-term debt............................................................................     42,682      33,178
Deferred income taxes.....................................................................      5,085       6,651
Commitments and contingencies (Note 11)
Stockholders' equity:
     Preferred Stock, $.01 par value, 15,000,000 shares authorized; none outstanding......      --          --
Common Stock, $.001 par value, shares authorized 60,000,000; outstanding
  22,419,730 -- 1997 and 22,990,086 -- 1998...............................................         23          23
     Additional paid-in capital...........................................................    160,186     163,164
     Cumulative translation adjustment....................................................       (741)     (1,173)
     Accumulated deficit..................................................................    (23,906)     (2,286)
     Treasury stock, at cost..............................................................     (1,854)     (8,886)
                                                                                             --------    --------
          Total stockholders' equity......................................................    133,708     150,842
                                                                                             --------    --------
                                                                                             $321,872    $316,162
                                                                                             --------    --------
                                                                                             --------    --------

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                    FOR THE YEARS ENDED
                                                                             ----------------------------------
                                                                              JULY 6,      JULY 5,      JULY 4,
                                                                               1996         1997         1998
                                                                           ----------   ----------   ----------

Net revenues..............................................................   $309,609     $323,088     $367,484
Cost of goods sold........................................................    234,211      190,792      218,820
                                                                           ----------   ----------   ----------
Gross profit..............................................................     75,398      132,296      148,664
Selling, general and administrative expenses..............................     91,723       76,456       87,124
Plant and retail store closures...........................................      --           --           1,408
Excess distribution costs.................................................      --           3,354        --
Herman's special bad debt loss............................................     11,642        --           --
Merger termination costs..................................................      2,000        --           --
Depreciation and amortization.............................................     15,462        9,824       10,351
                                                                           ----------   ----------   ----------
Income (loss) before interest and income taxes............................    (45,429)      42,662       49,781
Interest expense..........................................................     11,547       13,554       14,253
                                                                           ----------   ----------   ----------
Income (loss) before income taxes.........................................    (56,976)      29,108       35,528
Provision (benefit) for income taxes......................................    (17,623)      10,073       12,759
                                                                           ----------   ----------   ----------
Income (loss) before extraordinary items..................................    (39,353)      19,035       22,769
Extraordinary item, net of income tax benefit of $705 -- 1996.............     (1,497)       --           --
                                                                           ----------   ----------   ----------
Net income (loss).........................................................   $(40,850)    $ 19,035     $ 22,769
                                                                           ----------   ----------   ----------
                                                                           ----------   ----------   ----------
Basic earnings (loss) per common share:
     Income (loss) before extraordinary items.............................   $  (2.00)    $   0.85     $   1.02
     Extraordinary items..................................................      (0.08)       --           --
                                                                           ----------   ----------   ----------
Basic earnings (loss) per common share....................................   $  (2.08)    $   0.85     $   1.02
                                                                           ----------   ----------   ----------
                                                                           ----------   ----------   ----------
Diluted earnings (loss) per common share:
     Income (loss) before extraordinary items.............................   $  (2.00)    $   0.85     $   1.01
     Extraordinary items..................................................      (0.08)       --           --
                                                                           ----------   ----------   ----------
Diluted earnings (loss) per common share..................................   $  (2.08)    $   0.85     $   1.01
                                                                           ----------   ----------   ----------
                                                                           ----------   ----------   ----------
Weighted average number of shares of common stock outstanding:
     Basic................................................................ 19,607,410   22,362,350   22,310,089
                                                                           ----------   ----------   ----------
                                                                           ----------   ----------   ----------
     Diluted.............................................................. 19,607,410   22,513,513   22,509,736
                                                                           ----------   ----------   ----------
                                                                           ----------   ----------   ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                                                                            RETAINED
                               SHARES OF          ADDITIONAL  CUMULATIVE    EARNINGS/  TREASURY      TOTAL
                                COMMON    COMMON   PAID IN    TRANSLATION  ACCUMULATED  STOCK,   STOCKHOLDERS'
                                STOCK     STOCK    CAPITAL    ADJUSTMENT    DEFICIT    AT COST      EQUITY
                              ----------  ------  ----------  -----------  ---------  ---------  -------------

Balance at July 1, 1995.....  17,789,104  $ 18    $ 112,078   $     (740)  $ 30,552   $  --      $    141,908
Exercise of options.........     235,617   --         2,291                                             2,291
Sale of Common Stock, net of
  expenses of $3,258........   2,500,000     3       50,802                                            50,805
Repurchase of portion of
  Series A Warrant..........      --       --        (5,932)                (30,552)                  (36,484)
Dividends declared..........                                                   (964)                     (964)
Change in cumulative
  translation adjustment....                                          17                                   17
Net loss....................                                                (40,850)                  (40,850)
                              ----------  ------  ----------  -----------  ---------  ---------  -------------
Balance at July 6, 1996.....  20,524,721    21      159,239         (723)   (41,814)     --           116,723
Exercise of options.........      86,000   --           949                                               949
Dividends declared..........                                                 (1,127)                   (1,127)
Exercise of Series A
  Warrant...................   1,809,009     2           (2)                                            --
Change in cumulative
  translation adjustment....                                         (18)                                 (18)
Purchase of 125,000 shares
  of treasury stock.........      --       --                                            (1,854)       (1,854)
Net income..................                                                 19,035                    19,035
                              ----------  ------  ----------  -----------  ---------  ---------  -------------
Balance at July 5, 1997.....  22,419,730    23      160,186         (741)   (23,906)     (1,854)      133,708
Exercise of options.........     570,356   --         2,978                                             2,978
Dividends declared..........                                                 (1,149)                   (1,149)
Change in cumulative
  translation adjustment....                                        (432)                                (432)
Purchase of 430,700 shares
  of treasury stock.........      --       --                                            (7,032)       (7,032)
Net income..................                                                 22,769                    22,769
                              ----------  ------  ----------  -----------  ---------  ---------  -------------
Balance at July 4, 1998.....  22,990,086  $ 23    $ 163,164   $   (1,173)  $ (2,286)  $  (8,886) $    150,842
                              ----------  ------  ----------  -----------  ---------  ---------  -------------
                              ----------  ------  ----------  -----------  ---------  ---------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       FOR THE YEARS ENDED
                                                                                 --------------------------------
                                                                                  JULY 6,     JULY 5,     JULY 4,
                                                                                   1996        1997        1998
                                                                                 --------    --------    --------

Cash flows from operating activities:
  Net income (loss)...........................................................   $(40,850)   $ 19,035    $ 22,769
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
     Provision for uncollectible accounts receivable..........................     26,368      20,135      27,188
     Depreciation and amortization............................................     15,462       9,824      10,351
     Amortization of deferred financing costs.................................        359       1,208       1,454
     Amortization of other assets.............................................      --          --          2,607
     Gain on disposal of other assets, net....................................      --         (2,439)      --
     Income taxes.............................................................    (18,328)      4,665       4,715
     Extraordinary item.......................................................      2,202       --          --
  Changes in assets and liabilities:
     Accounts receivable......................................................    (24,549)    (40,540)    (49,465)
     Inventories..............................................................      8,226     (21,690)     22,557
     Other current assets.....................................................     (2,518)      4,035      (1,961)
     Accrued income taxes.....................................................     (5,724)     11,352       2,619
     Accounts payable.........................................................     (4,175)     14,482     (10,131)
     Other accrued expenses...................................................      3,209      (2,240)        725
     Other....................................................................         69       --          --
                                                                                 --------    --------    --------
Net cash provided by (used in) operating activities...........................    (40,249)     17,827      33,428
Cash flows from investing activities:
     Proceeds from the sale of other assets...................................      --          8,500       --
     Purchases of fixed assets................................................    (12,668)    (16,901)     (6,716)
     Purchase of intangible assets and other assets...........................      --         (7,154)     (2,012)
     Other, net...............................................................     (3,739)        451       1,220
                                                                                 --------    --------    --------
Net cash used in investing activities.........................................    (16,407)    (15,104)     (7,508)
Cash flows from financing activities:
     Net borrowing (repayments) under revolving credit facility...............     81,427     (42,438)    (13,813)
     Net proceeds from the sale of Common Stock and exercise of options.......     53,102         955       2,978
     Issuance's of long-term debt.............................................     38,500      50,274       --
     Payment of deferred financing fees.......................................     (2,139)     (5,669)       (581)
     Repayments of debt.......................................................    (76,059)     (3,117)     (6,931)
     Dividends................................................................       (964)     (1,127)     (1,149)
     Purchase of treasury stock...............................................      --         (1,854)     (7,032)
     Purchase of Series A Warrant.............................................    (36,484)      --          --
                                                                                 --------    --------    --------
Net cash provided by (used in) financing activities...........................     57,383      (2,976)    (26,528)
                                                                                 --------    --------    --------
Net increase (decrease) in cash...............................................        727        (253)       (608)
Cash -- beginning of year.....................................................        772       1,499       1,246
                                                                                 --------    --------    --------
Cash -- end of year...........................................................   $  1,499    $  1,246    $    638
                                                                                 --------    --------    --------
                                                                                 --------    --------    --------
Supplemental disclosures of cash flow information:
     Cash paid for interest...................................................   $ 11,850    $ 12,239    $ 13,027
     Cash paid (refunds received) for income taxes, net.......................   $  7,458    $ (6,163)   $  5,453

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

     Supplemental disclosures of non-cash operating, investing and financing activities:

     During the years ended July 6, 1996 and July 5, 1997 the Company entered into capital leases for new equipment and recorded capital lease obligations for the cost of the new equipment of $600,000 and $274,000, respectively. No capital leases were entered into during the year ended July 4, 1998.

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of consolidation and presentation. The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries for the fiscal years ended July 6, 1996, July 5, 1997 and July 4, 1998. The 1996 fiscal year included 53 weeks of operations, the additional week of operations is not considered material to the operations of the Company. All significant intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform to the current year presentation.

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

     Currency translation. For operations outside of the U.S. that prepare financial statements in currencies other than the U.S. dollar, the Company translates income statement amounts at average exchange rates for the year and translates assets and liabilities at year-end exchange rates. The translation adjustments are presented as a separate component of stockholders' equity.

     Inventories. Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market.

     Advertising expenses. Advertising costs, primarily print advertising, are expensed when the advertisement is first shown. Advertising expense for the years ended July 6, 1996, July 5, 1997 and July 4, 1998 were approximately $18,885,000, $20,432,000 and $12,909,000, respectively.

     Prepaid expenses. Design, sample and certain selling costs (primarily product books) for the upcoming season are deferred and amortized using the straight-line method over the season to which they pertain.

     Pre-opening and start-up costs. The Company defers certain start-up costs and pre-operating costs associated with new manufacturing facilities, certain new businesses and certain costs associated with the opening of new retail stores. Start-up costs associated with new manufacturing facilities and new businesses are amortized using the straight-line method over 36 months. Pre-opening costs associated with new retail stores are amortized using the straight-line method over 12 to 18 months.

     Capitalized leases. The Company has financed the purchase of certain machinery and equipment using capitalized leases. Assets related to capitalized leases are stated at cost and are classified with fixed assets; the related capitalized lease obligations are classified with long-term debt.

     Depreciation. Depreciation of property, plant and equipment is provided using the straight-line method over the assets' estimated useful lives, ranging from 3 to 20 years, and in the case of leasehold improvements and capital lease assets, over the shorter of the lives of the assets or the lease term.

     Intangible assets. Amortization of licenses and trademarks is provided using the straight-line method over the economic lives of the assets, which is principally 20 years. Excess of cost over net assets acquired is amortized using the straight-line method over 40 years. The Company periodically reviews the carrying value of intangible assets for recoverability based on future undiscounted cash flow.

     Deferred financing costs. Deferred financing costs are amortized over the life of the related debt using the interest method.

     Income taxes. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

     Revenue recognition. Revenue is recognized when goods are shipped or sold to customers. Returns and allowances are provided for at the time of sale.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Concentration of credit risk. The Company sells its products to department stores, sporting goods stores, mass merchandisers and specialty outlets primarily in the United States and Canada. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations, except with respect to Herman's Sporting Goods, Inc. ('Herman's') which filed for bankruptcy on April 26, 1996 and on May 2, 1996 announced their liquidation. (See Note 12 of Notes to Consolidated Financial Statements). In 1996 and 1998, individual customers accounted for 11% and 10%, respectively of the Company's net revenues. In 1997, no customer accounted for 10% of the Company's net revenues.

     Earnings Per Share. In February 1997, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 128 'Earnings Per Share' ('SFAS No. 128'), which revised the methodology of calculating earnings per share and requires the dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed by dividing income available to common stockholders plus income associated with dilutive securities by the weighted average number of common shares outstanding plus any potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock in each year. The Company adopted SFAS No. 128 in the second quarter of fiscal 1998. All earnings per share amounts for all periods presented have been restated to conform to the SFAS No. 128 requirements.

     Stock Based Compensation. Compensation cost attributable to stock option and similar plans is recognized based on the difference, if any, between the closing market price of the stock on the date of grant over the exercise price of the option. The Company has not issued any stock options with an exercise price less than the closing market price of the stock on the date of grant.

     Accounting changes. In June 1998, the FASB issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities'. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 1999. The Company is studying the application of the new statement to evaluate disclosure requirements and the impact on the Company's consolidated financial position, liquidity, cash flows and results of operations.

     In April 1998, the FASB approved the Statement of Position (SOP) on Reporting on the Costs of Start-Up Activities. The SOP provides guidance on the financial reporting of start-up costs and requires that such costs, as defined, be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998 and the Company will adopt the provisions of the new SOP beginning in the first quarter of fiscal 1999. Based upon amounts capitalized at July 4, 1998, net of amortization, the impact of implementing the SOP will result in a non-cash pre-tax charge of $4.1 million.

2 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                                           JULY 5,    JULY 4,
                                                                            1997       1998
                                                                           -------    -------

Raw materials and work in process.......................................   $28,796    $17,754
Finished goods..........................................................    57,671     46,156
                                                                           -------    -------
                                                                           $86,467    $63,910
                                                                           -------    -------
                                                                           -------    -------

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 - PREPAID EXPENSES AND OTHER ASSETS

     Prepaid design, sample and certain selling costs (primarily product books) relating to upcoming seasons which are included in prepaid expenses amounted to $3,193,000 and $4,097,000 at July 5, 1997 and July 4, 1998, respectively.

     Pre-opening costs, net of accumulated amortization, associated with the Company's retail stores were $2,081,000 and $1,449,000 at July 5, 1997 and July 4, 1998, respectively. Amortization expense related to pre-opening costs was $937,000, $617,000 and $285,000 for the years ended July 6, 1996, July 5, 1997 and July 4, 1998, respectively.

     Start-up costs, net of accumulated amortization, associated with opening new manufacturing facilities and new product lines were $3,789,000 and $2,679,000 at July 5, 1997 and July 4, 1998, respectively.

4 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost and consists of the following (in thousands):

                                                                           JULY 5,    JULY 4,
                                                                            1997       1998
                                                                           -------    -------

Land....................................................................   $   238    $   238
Buildings and improvements..............................................     1,038      1,038
Machinery and equipment.................................................    16,648     20,912
Leasehold improvements..................................................    34,447     34,546
Furniture and fixtures..................................................    17,804     16,972
                                                                           -------    -------
                                                                            70,175     73,706
Accumulated depreciation................................................   (17,609)   (23,289)
                                                                           -------    -------
                                                                           $52,566    $50,417
                                                                           -------    -------
                                                                           -------    -------

     Depreciation expense was $5,340,000, $6,644,000 and $7,190,000 for the years ended July 6, 1996, July 5, 1997 and July 4, 1998, respectively. During the years ended July 6, 1996, July 5, 1997 and July 4, 1998 the Company capitalized approximately $146,000, $177,000 and $84,000 of interest costs related to the construction of certain fixed assets.

5 - OTHER ASSETS

     As of July 4, 1998, other assets consists of deferred financing costs of $4,582,000 (net of accumulated amortization of $5,663,000), licenses, trademarks and other assets of $37,586,000 (net of accumulated amortization of $22,542,000) and excess of cost over net assets acquired of $28,989,000 (net of accumulated amortization of $11,293,000). As of July 5, 1997, other assets consists of deferred financing costs of $5,455,000 (net of accumulated amortization of $4,209,000), licenses, trademarks and other assets of $40,480,000 (net of accumulated amortization of $23,793,000) and excess of cost over net assets acquired of $29,856,000 (net of accumulated amortization $10,426,000).

6 - DEBT

     On September 6, 1996, the Company entered into a $200 Million Credit Agreement (the '$200 Million Credit Agreement'), with GE Capital, The Bank of Nova Scotia, Societe Generale and Union Bank of California. The $200 Million Credit Agreement is for a term of five years expiring September 1, 2001. Borrowing under the $200 Million Credit Agreement accrued interest at the lenders base rate or at LIBOR plus 1.5-2.0%. In September 1997 the Company's interest rate on outstanding borrowing under the $200 Million Credit Agreement was automatically reduced to LIBOR plus 1.00%

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 - DEBT (CONTINUED)
(approximately 6.7% at July 4, 1998). On December 12, 1997, the Company amended its $200 Million Credit Agreement such that the Company's ability under the terms of the $200 Million Credit facility to purchase its own Common Stock was immediately increased from $10,000,000 to $20,000,000 and further increased to $30,000,000 when the Company achieved $60,000,000 in EBITDA and an EBITDA to debt ratio of 2.75 to 1. See Note 7 of Notes to Consolidated Financial Statements. On March 18, 1998, after a syndication of the Company's $200 million credit facility was oversubscribed, the Company and its banks agreed to increase the amount of credit available under the Company's revolving loan (the 'Revolving Loan') from $150 million to $165 million ('Restated Credit Agreement') while maintaining the Company's outstanding balance of $45 million on its term loan (the 'Term Loan'). The terms of the Company's Restated Credit Agreement are the same as those of the $200 Million Credit Agreement. The Company is also required to pay a commitment fee on the unused portion of the Revolving Loan on the average daily unused revolving loan commitment. Commitment fees are included in interest expense and amounted to $282,000, $283,000 and $381,000 for the years ended July 6, 1996, July 5, 1997 and July 4, 1998, respectively.

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

     Borrowing under the $200 Million Credit Agreement is secured by substantially all of the assets of the Company. The collateral will be automatically released when the Company achieves an investment grade implied senior debt rating, as determined by certain credit rating agencies. In addition, the $200 Million Credit Agreement contains various restrictions and covenants and requires the Company maintain certain financial ratios relating to interest and lease coverage, minimum adjusted net worth, maximum total debt to EBITDA and minimum EBITDA and limits the amount of capital expenditures the Company may incur in any one fiscal year. The Company was in compliance with all its covenants at July 4, 1998.

     On June 4, 1998, the Company entered into an interest rate swap agreement with a bank that is a lender in the Restated Credit Agreement. The agreement allows the Company to convert variable rate borrowings with a notional amount of $75,000,000 to a fixed rate interest rate. Borrowings under the swap agreement are fixed at 4.99% until maturity in September 2001. As of July 4, 1998, the variable rate under the Company's Restated Credit Agreement of LIBOR plus 1.00% is approximately 6.7%. Differences between the fixed interest rate and the variable interest rate are settled quarterly. No payments were due under the interest rate swap agreement for the year ended July 4, 1998.

     A summary of the terms of the Company's previous credit agreements follows. All of the Company's previous credit agreements were secured by substantially all of the Company's assets, required the Company to meet certain financial tests and ratios and contained various restrictions and covenants.

     On September 13, 1995, the Company amended its Credit Agreement ('Amended Credit Agreement'). The Amended Credit Agreement provided for an additional term loan ('Bridge Loan') of $75 million. The Company borrowed $36,183,580 of the amount available under the Bridge Loan and repurchased a portion of the Series A Warrant, see Note 8 of Notes to Consolidated Financial Statements. Borrowing under the Amended Credit Agreement accrued interest at LIBOR plus 1.75% or at the managing agent's base rate plus .75%. Amounts outstanding under the Bridge Loan were repaid in full from the proceeds of the Company's public offering of Common Stock which was completed in October 1995, see Note 7 of Notes to Consolidated Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 - DEBT (CONTINUED)
     On March 26, 1996, the Company entered into a $250 million Amended and Restated Credit Agreement (the '$250 Million Credit Agreement'). The $250 Million Credit Agreement provided the Company with a $250 million revolving line of credit and replaced the Amended Credit Agreement. Amounts outstanding under the $250 Million Credit Agreement accrued interest at the Bank's base rate or at LIBOR plus .75% (approximately 6.4% at July 6, 1996).

     The weighted averaged interest rate on borrowings outstanding was 7.7% per annum and 6.7% per annum at July 5, 1997 and July 4, 1998, respectively.

     The Term Loan is payable in nine semi-annual installments commencing on June 30, 1997 with a final installment of $7,500,000 due on September 1, 2001. The current portion of the Term Loan as of July 4, 1998 is $8,750,000. Maturities of the Term Loan at July 4, 1998 are as follows (in thousands):

    FISCAL
    YEAR                                                          AMOUNT
    ----                                                         -------
1999...........................................................   $ 8,750
2000...........................................................    11,250
2001...........................................................    13,750
2002...........................................................     7,500

     The Company has entered into various lease agreements to finance the purchase of certain computer and other equipment. The leases are generally payable in 36-60 monthly installments, mature from September 1998 through December 2002 and bear interest at rates ranging from approximately 7% to 11% per annum. The leases are secured by the financed equipment. The outstanding principal amount of the leases at July 5, 1997 and July 4, 1998 was $1,933,000 and $1,252,000, respectively.

     In April 1995, the Company entered into an agreement ('Collar Agreement') with a bank. The terms of the Collar Agreement provided that the Company's interest rate on $40,000,000 of debt would not fall below 6.25% or rise above 7.25% unless the prevailing LIBOR rate rose above 9% in which case the Company's interest rate would have been LIBOR plus 1.50% as defined under the $200 Million Credit Agreement, as noted above. The cost to the Company of entering the agreement was $116,000 and was amortized over the life of the agreement using the straight-line method. The additional interest expense to the Company for the year ended July 5, 1997 related to the Collar Agreement was approximately $46,000. The Collar Agreement matured on February 24, 1997. Interest payments/receipts on the Collar Agreement were made quarterly.

     Costs incurred to secure debt financing of the Company have been classified as deferred financing costs. These costs are amortized over the life of the related debt instrument using the interest method. Amortization of deferred financing costs amounted to $359,000, $1,208,000 and $1,454,000 for the years ended July 6, 1996, July 5, 1997 and July 4, 1998, respectively.

     The Company's lender issues letters of credit guaranteeing the Company's performance under certain trade purchase agreements. The letters of credit are issued under the terms of the Company's credit facility. Total letters of credit outstanding were $935,000 and $1,484,000 at July 5, 1997 and July 4, 1998, respectively.

     In connection with the refinancing of the Company's Credit Agreement in March 1996, the Company recognized an extraordinary loss on the write-off of deferred financing costs due to the early extinguishment of debt of $1,497,000, net of income tax benefits of $705,000 in the third quarter of fiscal 1996.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 - CAPITAL STOCK

     On October 2, 1995 the Company paid its first quarterly dividend on its Common Stock. Total dividends paid during the years ended July 6, 1996, July 5, 1997 and July 4, 1998 were $964,000, $1,127,000 and $1,149,000, respectively.

     In connection with the purchase of the assets of the Activewear Division of Warnaco and the initial capitalization of the Company, the Company granted to a major stockholder the option to purchase Class A Common Stock of the Company should the investor's ownership of issued and outstanding Common Stock fall below 50%. The investor was entitled to purchase unissued Common Stock of the Company (at fair value) sufficient to increase the investor's ownership of Common Stock of the Company to more than 50% of all issued and outstanding Common Stock. The Company and the major stockholder revised, upon the closing of the Initial Public Offering of the Company's common stock ('IPO'), the option agreement, which had allowed the major stockholder to purchase shares to maintain its 50% interest at all times, to an option, for as long as the major stockholder owns 20% or more of the outstanding Common Stock of the Company to maintain its percentage interest in the outstanding Common Stock of the Company in the event of certain issuance's of Common Stock by the Company. As of July 4, 1998, the major stockholder held approximately 22% of the Company's outstanding Common Stock.

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

     The Company's Board of Directors has authorized a stock repurchase program which currently allows the Company to buy up to $50,000,000 of its outstanding Common Stock. As of July 4, 1998 the Company had purchased 555,700 shares of its Common Stock amounting to $8,886,000.

     As part of the Company's repurchase program the Company has entered into equity option arrangements to purchase Authentic Fitness Corporation Common Stock. At July 4, 1998, the Company had options outstanding on approximately 579,000 shares for a total value of approximately $11,179,000. If these arrangements were settled on a net cash basis at their expiration dates of September 4, 1998 through December 22, 1998, based upon the July 2, 1998 market price for the Company's common stock of $15.94, the Company would be obligated to pay approximately $1,945,000. Any movement in market price of $1 would increase or decrease this obligation by $579,000.

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

9 - STOCK OPTIONS

     The 1990 Key Management Stock Purchase Option Plan (the 'Option Plan') provided for the granting of options to key employees to purchase the Company's Common Stock at an exercise price of $.00875 per share. Options to purchase 286,668 shares of Common Stock were granted under the plan. At July 4, 1998 options to purchase 16,150 shares were outstanding which are exercisable. The Company

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 - STOCK OPTIONS (CONTINUED)
has 16,150 shares of Common Stock reserved for future issuance for the exercise of Key Management Options.

     The 1992 Long Term Incentive Plan (the 'Stock Plan') was adopted by the Board of Directors on May 7, 1992. In November 1994, the stockholders approved an amendment to the Stock Plan whereby the number of options available for grant under the Stock Plan increases by an amount equal to 3% of the outstanding shares of Common Stock of the Company on the first day of each fiscal year. As a result, 771,266 options were available for grant under the Stock Plan as of July 4, 1998.

     In November 1993, the stockholders approved and the Company adopted the 1993 Stock Option Plan for Non-Employee Directors ('Directors Plan'). The Directors Plan provides for awards of non-qualified stock options to Directors of the Company who are not employees of the Company or its affiliates and who have not, within one year, received any other award under any plan of the Company or its affiliates. Options granted under the Directors Plan shall be exercisable in whole or in part at all times during the period beginning on the date of grant until the earlier of (i) ten years from the date of grant or (ii) one year from the date on which an optionee ceases to be an eligible Director. Options are granted at the fair market value of the Company's Common Stock at the date of the grant. The Directors Plan provides for the automatic grant of options to purchase (i) 15,000 shares of Common Stock upon a Director's election to the Company's Board of Directors and (ii) 5,000 shares of Common Stock immediately following each annual shareholders' meeting as of the date of such meeting.

     In May 1998, the Company's Board of Directors approved the adoption of The Authentic Fitness Corporation 1998 Stock Option Plan ('1998 Plan'). The plan provides for the issuance of stock options up to the number of shares of common stock held in treasury. The 1998 Plan is administered by a committee of the Board of Directors of the Company which determines the number of stock options to be granted under the 1998 Plan, and the terms and conditions of such grants. The 1998 Plan provides for the granting of non-qualified stock options and restricted stock. During fiscal 1998, no options were granted under the 1998 Plan.

     Options granted, exercised, cancelled and outstanding under the Stock Plan, the Directors Plan and the 1998 Plan at July 4, 1998 are summarized below:

                                                                                        WEIGHTED-AVERAGE
                                                                            SHARES       EXERCISE PRICE
                                                                          ----------    ----------------

Outstanding July 1, 1995...............................................    1,742,000         $12.42
Options granted........................................................    1,284,000          20.41
Options exercised......................................................     (235,617)          9.72
Options cancelled......................................................     (142,364)         13.81
                                                                          ----------
Outstanding July 6, 1996...............................................    2,648,019          16.49
Options granted........................................................      970,000          13.13
Options exercised......................................................      (66,000)          8.94
Options cancelled......................................................     (489,667)         19.14
                                                                          ----------
Outstanding July 5, 1997...............................................    3,062,352          15.16
Options granted........................................................    2,161,900          18.53
Options exercised......................................................     (570,356)         12.54
Options cancelled......................................................   (1,403,568)         13.73
                                                                          ----------
Outstanding July 4, 1998...............................................    3,250,328          18.47
                                                                          ----------
                                                                          ----------

     Options are exercisable for a period of ten years from date of grant and vest when granted in the case of the Directors Plan and from the grant date to three years for the Option Plan, Stock Plan and 1998 Plan. Options expire from August 14, 2002 to May 7, 2008.

     The Company has reserved 4,052,744 shares of Class A Common Stock for issuance under the Option Plan, Stock Plan and Directors Plan as of July 4, 1998. In addition, there are 555,700 shares of Class A Common Stock in treasury stock available for issuance under the 1998 Plan.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 - STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at July 4, 1998:

                                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                           ---------------------------------------    ------------------------
                                                           WEIGHTED-
                                             NUMBER         AVERAGE      WEIGHTED-      NUMBER       WEIGHTED-
                                           OUTSTANDING     REMAINING      AVERAGE     EXERCISABLE     AVERAGE
                                           AT JULY 4,     CONTRACTUAL    EXERCISE     AT JULY 4,     EXERCISE
RANGE OF EXERCISE PRICES                      1998           LIFE          PRICE         1998          PRICE
----------------------------------------   -----------    -----------    ---------    -----------    ---------

$ 8.00  - $11.38........................      158,668         5.3         $ 10.10        158,668      $ 10.10
 13.00  -  15.25........................      864,760         8.0           14.28        370,739        14.43
 17.19  -  20.88........................    2,226,900         8.7           20.70      2,002,000        20.82
                                            ---------                                  ---------
                                            3,250,328         8.4           18.47      2,531,407        19.21
                                            ---------                                  ---------
                                            ---------                                  ---------

     The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense has been recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, 'Accounting for Stock Based Compensation' (SFAS No.
123), which also requires that the pro forma information be determined as if the Company had accounted for its employee stock options granted subsequent to July 1, 1995 under the fair-value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                                                          JULY 6,    JULY 5,    JULY 4,
                                                                           1996       1997       1998
                                                                          -------    -------    -------

Risk-free interest rate................................................      6.32%      6.04%      5.84%
Dividend yield.........................................................      0.02%      0.38%      0.28%
Expected volatility of market price of company's Common Stock..........    0.5368     0.5313     0.4217
Expected option life...................................................   4 years    4 years    4 years

     The Company's pro forma information is as follows:

                                                                          FOR THE FISCAL YEARS ENDED
                                                                       --------------------------------
                                                                       JULY 6,     JULY 5,     JULY 4,
                                                                         1996        1997        1998
                                                                       --------    --------    --------

Pro forma net income (loss).........................................   $(45,196)   $ 16,549    $ 11,995
Pro forma basic income (loss) per share.............................   $  (2.31)   $   0.74    $   0.54
Pro forma diluted income (loss) per share...........................   $  (2.31)   $   0.74    $   0.53

     These pro forma effects may not be representative of the effects on future years because of the prospective application required by SFAS No. 123, and the fact that options vest over several years and new grants generally are made each year. The weighted-average fair value of options granted during fiscal 1996, fiscal 1997 and fiscal 1998 for which the exercise price equals the market price on the grant date was $6.00, $10.21 and $7.36, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 - EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                               FOR THE YEAR ENDED
                                                                         ------------------------------
                                                                         JULY 6,     JULY 5,    JULY 4,
                                                                           1996       1997       1998
                                                                         --------    -------    -------

Numerator for basic and diluted earnings per share --
  Income (loss) before extraordinary item.............................   $(39,353)   $19,035    $22,769
                                                                         --------    -------    -------
                                                                         --------    -------    -------
Denominator for basic earnings per share --
  Weighted average shares.............................................     19,607     22,362     22,310
                                                                         --------    -------    -------
Effect of dilutive securities:
     Employee stock options...........................................      --           152        200
                                                                         --------    -------    -------
Denominator for diluted earnings per share --
  Weighted average adjusted shares....................................     19,607     22,514     22,510
                                                                         --------    -------    -------
                                                                         --------    -------    -------
Basic earnings (loss) per share before extraordinary item.............   $  (2.00)   $  0.85    $  1.02
                                                                         --------    -------    -------
                                                                         --------    -------    -------
Diluted earnings (loss) per share before extraordinary item...........   $  (2.00)   $  0.85    $  1.01
                                                                         --------    -------    -------
                                                                         --------    -------    -------

     Options to purchase 2,226,900 shares of common stock at prices ranging from $17.19 to $20.88 per share were outstanding during fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire from August 2005 to May 2008 were still outstanding at the end of fiscal 1998.

11 - COMMITMENTS AND CONTINGENCIES

     Rent expense, including rent paid to Warnaco (See Note 13 of Notes to Consolidated Financial Statements) was $10,200,000, $13,341,000 and $15,438,000 for the years ended July 6, 1996, July 5, 1997 and July 4, 1998, respectively.

     Future minimum lease payments, required under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

    FISCAL
    YEAR                                                            TOTAL
    ----                                                            ------
1999.............................................................   $9,322
2000.............................................................    6,493
2001.............................................................    4,246
2002.............................................................    2,595
2003.............................................................    2,243
2004 and thereafter..............................................    2,755

12 - NON-RECURRING EXPENSES

     Herman's Sporting Goods, Inc. ('Herman's') filed for bankruptcy on April 26, 1996 and on May 2, 1996 announced their liquidation. As a result, the Company recorded a special bad debt loss of $11,642,000 ($8,033,000 net of income tax benefits) related to the write-off of uncollectible accounts receivable and the write-down in the value of Herman's common stock received as a distribution to creditors as part of the settlement from Herman's March 1993 bankruptcy. The special bad debt loss is net of gross recoveries from the Company's credit insurance policy of approximately $4,600,000.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 - NON-RECURRING EXPENSES (CONTINUED)

     The Company incurred certain legal, investment banking and other fees in connection with a proposed merger between the Company and Warnaco which was terminated in July 1996. These costs, amounting to approximately $2,000,000 ($1,380,000 net of income tax benefits), have been included as a non-recurring item in the Statement of Operations in fiscal 1996.

     On January 1, 1997, one of the Company's three distribution centers, located in Sparks Nevada, was flooded destroying certain inventory owned by the Company. The Company is insured for such losses as well as for profits lost due to business interruption. As of July 5, 1997, the Company had recorded a $25 million claim receivable from the insurance company related to this claim for the cost of inventory damaged in the flood, lost profit on orders that were lost due to the flood and other incurred expenses. As of July 5, 1997 the Company had received $15.5 million from the insurance company against such claim receivable, leaving an outstanding claim receivable of $9.5 million. In fiscal 1998, in order to achieve an early resolution of the insurance claim the Company accepted a cash settlement offer on the outstanding claim receivable of approximately $8.8 million and wrote-off the remaining receivable of $0.7 million. In the fourth quarter of fiscal 1997, the Company incurred certain flood related distribution expenses in excess of amounts covered by insurance amounting to $3,354,000 ($2,162,000 net of income tax benefits) which have been included as a non-recurring item in the Statement of Operations in fiscal 1997.

     During the first quarter of fiscal 1998 the Company closed its twenty Speedo'r' Authentic Fitness'r' retail stores located in Bally's Fitness Centers and consolidated its three California manufacturing facilities into two facilities. The total costs associated with these actions was approximately $1,408,000 ($859,000 net of income tax benefits) and has been included as a non-recurring item in the Statement of Operations.

     On January 18, 1998 a fire damaged or destroyed certain inventory stored in one of the Company's three distribution centers which is located in Los Angeles, California. The Company is fully insured for any inventory lost as well as profits lost due to business interruption and other incurred expenses. As of July 4, 1998, the Company had recorded a $36.8 million claim receivable from the insurance company related to this claim for the cost of inventory damaged or destroyed in the fire, lost profit on orders that were lost due to the fire and other incurred expenses. As of July 4, 1998 the Company had received $24.5 million from the insurance company against such claim receivable, leaving an outstanding claim receivable of $12.3 million.

13 - RELATED PARTY TRANSACTIONS

     In 1990, the Company purchased the Activewear Division of The Warnaco Group, Inc. ('Warnaco'). Certain directors and officers of the Company are also directors and officers of Warnaco. From time to time, the Company and Warnaco jointly negotiate contracts and agreements with vendors and suppliers. The Company purchases certain services from Warnaco including contract manufacturing, occupancy services related to leased facilities, computer service, laboratory testing, transportation and other services. Additionally, the Company sells certain inventory to Warnaco and provides certain design services to Warnaco.

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

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13 - RELATED PARTY TRANSACTIONS (CONTINUED)

     GE Capital is a shareholder of the Company and a party to the Company's credit agreement. During fiscal 1998, the Company paid interest to GE Capital for amounts borrowed under the terms of its credit facility.

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

     The following summarizes related party transactions included in the Consolidated Statements of Operations (in thousands):

                                                                          JULY 6,    JULY 5,    JULY 4,
                                                                           1996       1997       1998
                                                                          -------    -------    -------

Expenses for Warnaco services (excluding rent expense).................   $ 2,727    $ 7,110    $ 9,739
Rent expense -- Warnaco................................................       979        726        612
Product sales and other income -- Warnaco(1)...........................     4,302     28,726      9,254
Product sales -- Subsidiaries..........................................     1,251        573        141
Interest expense relating to balance owed to Affiliate.................       928        665        975
Gross purchases through Affiliate......................................    23,457     21,385     26,512
Royalty expenses -- Subsidiary.........................................     6,177      5,705      6,959
Fees paid to Affiliate for buying agent services.......................     1,557      1,419      1,759
Interest expense related to credit agreement...........................     --         3,861      4,217

------------

(1) The year ended July 5, 1997 includes revenues from the transfer of outlet store assets of approximately $13 million.

14 - BENEFIT PLAN

     The Company has a 401(k) defined contribution profit sharing plan ('Plan'), which covers all eligible, non-union domestic employees of the Company. The Company contributes amounts equal to 15% of employee contributions up to a maximum of 6% of employee's eligible compensation. Company contributions to the Plan were approximately $114,000, $91,000 and $67,000 for the years ended July 6, 1996, July 5, 1997 and July 4, 1998, respectively.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 - INCOME TAXES

     The components of deferred taxes and liabilities as of July 5, 1997 and July 4, 1998 are as follows (in thousands):

                                                                                   JULY 5,     JULY 4,
                                                                                     1997        1998
                                                                                   --------    --------

Deferred tax assets (and valuation allowances):
     Inventory and accounts receivable reserves.................................   $  2,876    $  1,954
     Book amortization of trademarks, licenses and other intangible assets......      9,435       7,283
     Tax credit carryforwards...................................................      2,673       2,394
     Net operating loss carryforward............................................         19          66
     Other deferred tax assets..................................................      3,718       1,723
     Valuation allowances.......................................................       (458)      --
                                                                                   --------    --------
          Deferred tax assets -- net............................................     18,263      13,420
Deferred tax liabilities:
     Tax over book depreciation.................................................     (3,659)     (4,130)
     Acquisition related accruals...............................................     (2,391)     (2,391)
     Tax amortization of trademarks, licenses and other intangible assets.......     (8,292)     (7,908)
     Pre-opening costs..........................................................       (869)       (587)
     Prepaid costs..............................................................       (975)     (1,302)
     Software development costs.................................................     (2,174)     (1,048)
     Other deferred tax liabilities.............................................     (4,988)     (5,854)
                                                                                   --------    --------
          Deferred tax liabilities..............................................    (23,348)    (23,220)
                                                                                   --------    --------
          Net deferred tax liability............................................   $ (5,085)   $ (9,800)
                                                                                   --------    --------
                                                                                   --------    --------

     Valuation allowances are recorded to account for uncertainties related to the ultimate realization of net operating loss, capital loss, contribution and foreign tax credit carry-forwards and the ultimate realization of tax deductions for intangible amortization. The valuation allowance decreased $5,415,000 and $458,000 for the fiscal years ended July 5, 1997 and July 4, 1998, respectively.

     The provision for income taxes included in the Consolidated Statements of Operations amounts to (in thousands):

                                                                              FOR THE YEARS ENDED
                                                                         ------------------------------
                                                                         JULY 6,     JULY 5,    JULY 4,
                                                                           1996       1997       1998
                                                                         --------    -------    -------

Current:
     U.S. Federal.....................................................   $ (9,995)   $ 3,857    $ 5,988
     State............................................................     (1,227)     1,040      1,603
     Foreign..........................................................        (99)       511        453
                                                                         --------    -------    -------
                                                                          (11,321)     5,408      8,044
                                                                         --------    -------    -------
Deferred:
     U.S. Federal.....................................................     (6,483)     4,541      3,752
     State............................................................       (632)       100        943
     Foreign..........................................................        108         24         20
                                                                         --------    -------    -------
                                                                           (7,007)     4,665      4,715
                                                                         --------    -------    -------
          Total.......................................................   $(18,328)   $10,073    $12,759
                                                                         --------    -------    -------
                                                                         --------    -------    -------

     As of July 4, 1998, the Company had net operating loss carry-forwards for state income tax purposes of $2,943,000 which expire in various years up to 2011. For federal income tax purposes, the

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15 - INCOME TAXES (CONTINUED)
Company has contribution carry-forwards of $2,686,000 which expire in various years up to 2002 and federal alternative minimum tax credits of $1,802,000 which can be carried forward indefinitely.

     The following represents the reconciliation of the tax provision rate to the U.S. Federal income statutory tax rate:

                                                                                     FOR THE YEARS ENDED
                                                                                -----------------------------
                                                                                JULY 6,    JULY 5,    JULY 4,
                                                                                 1996       1997       1998
                                                                                -------    -------    -------

Statutory rate...............................................................    (35.0)%     35.0%      35.0%
State rate...................................................................     (1.1)       7.0        4.7
Foreign tax rate in excess of U.S. statutory rate............................     --          0.8        0.1
Deduction for foreign taxes..................................................     --         --         (4.4)
Intangible amortization......................................................      0.3        0.7        0.5
Other........................................................................     --          5.0        1.3
Valuation allowances.........................................................      5.2      (13.2)      (1.3)
Inventory contribution.......................................................     (0.6)      (0.7)      --
                                                                                -------    -------    -------
Tax provision rate...........................................................    (31.2)%     34.6%      35.9%
                                                                                -------    -------    -------
                                                                                -------    -------    -------

16 - EXTRAORDINARY ITEMS

     Due to early extinguishment of debt the Company wrote off the deferred financing costs of $2,202,000 related to the Company's credit facility in March 1996. The extraordinary item of $1,497,000, net of income tax benefits of $705,000 was recorded in the third quarter of fiscal 1996.

17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

     Revolving and term loan. The fair value of the Company's outstanding balances under its Credit Agreement are valued based on rates available to the Company for debt with similar terms and maturities.

     Interest rate swap agreement. The Company has entered into an interest rate swap agreement which has the effect of converting a portion of the Company's outstanding variable rate debt into fixed rate debt. The fair value of the Company's agreement to fix the interest rate on $75,000,000 of its outstanding debt is based upon quotes from brokers and represents the cash requirement if the existing agreement had been settled at year end.

     Letters of credit. Letters of credit collateralize the Company's obligations to third parties and have terms ranging from thirty days to one year. The face amount of the letters of credit are a reasonable estimate of the fair value since the value for each is fixed over its relatively short maturity.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     The carrying amounts and fair value of the Company's financial instruments are as follows (in thousands):

                                                                  JULY 5, 1997           JULY 4, 1998
                                                               -------------------    -------------------
                                                               CARRYING     FAIR      CARRYING     FAIR
                                                                AMOUNT      VALUE      AMOUNT      VALUE
                                                               --------    -------    --------    -------

Revolving Loan..............................................   $ 75,776    $75,776    $ 61,963    $61,963
Term Loan...................................................     47,500     47,500      41,250     41,250
Interest rate swap..........................................      --         --          --            17
Letters of credit...........................................        935        935       1,484      1,484

18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summarizes the unaudited quarterly financial results of the Company for the fiscal years ended July 5, 1997 and July 4, 1998 (in thousands except share data):

                                                   FIRST      SECOND      THIRD       FOURTH
            YEAR ENDED JULY 5, 1997                 QTR         QTR        QTR         QTR
-----------------------------------------------   --------    -------    --------    --------

Net revenues...................................   $ 38,665    $70,443    $104,952    $109,028
Gross profit...................................     11,203     26,572      46,588      47,933
Net income (loss)..............................    (11,541)     4,637      13,936      12,003
Basic net income (loss) per common share(1)....   $  (0.52)   $  0.21    $   0.62    $   0.54
                                                  --------    -------    --------    --------
                                                  --------    -------    --------    --------
Diluted net income (loss) per common
  share(1).....................................   $  (0.52)   $  0.21    $   0.62    $   0.53
                                                  --------    -------    --------    --------
                                                  --------    -------    --------    --------

                                                   FIRST      SECOND      THIRD       FOURTH
            YEAR ENDED JULY 4, 1998                 QTR         QTR        QTR         QTR
-----------------------------------------------   --------    -------    --------    --------

Net revenues...................................   $ 36,970    $72,652    $127,935    $129,927
Gross profit...................................     13,070     32,441      53,648      49,505
Net income (loss)..............................     (6,849)     3,660      13,954      12,004
Basic net income (loss) per common share(1)....   $  (0.31)   $  0.17    $   0.63    $   0.53
                                                  --------    -------    --------    --------
                                                  --------    -------    --------    --------
Diluted net income (loss) per common
  share(1).....................................   $  (0.31)   $  0.16    $   0.62    $   0.53
                                                  --------    -------    --------    --------
                                                  --------    -------    --------    --------

------------------

(1) The fiscal 1997 and first quarter fiscal 1998 earnings per share amounts have been restated to comply with SFAS No. 128.

                         AUTHENTIC FITNESS CORPORATION
                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (IN THOUSANDS OF DOLLARS)

                                                                            ADDITIONS
                                                                BALANCE     CHARGED TO
                                                               BEGINNING    COSTS AND                      BALANCE AT
                        DESCRIPTION                             OF YEAR     EXPENSES(1)   DEDUCTIONS(2)    END OF YEAR
------------------------------------------------------------   ---------    ----------    -------------    -----------

Accounts Receivable Allowances:
Year ended July 6, 1996.....................................    $ 4,119      $ 26,368        ($21,126)       $ 9,361
                                                               ---------    ----------    -------------    -----------
                                                               ---------    ----------    -------------    -----------
Year ended July 5, 1997.....................................    $ 9,361      $ 20,135        ($22,625)       $ 6,871
                                                               ---------    ----------    -------------    -----------
                                                               ---------    ----------    -------------    -----------
Year ended July 4, 1998.....................................    $ 6,871      $ 27,188        ($29,195)       $ 4,864
                                                               ---------    ----------    -------------    -----------
                                                               ---------    ----------    -------------    -----------

------------------

(1) Allowances are primarily charged to income as incurred. The allowance is adjusted at the end of each period, by a charge or credit to income, for the estimated discounts and allowances applicable to the accounts receivable then outstanding.

(2) Uncollectible accounts written-off, net of recoveries and charges for returns, allowances and cash discounts to the allowance account.

                                      S-1





                            STATEMENT OF DIFFERENCES
                            ------------------------

The trademark symbol shall be expressed as............................. 'TM'
The registered trademark symbol shall be expressed as.................. 'r'
The dagger symbol shall be expressed as................................ 'D'