Form 10-Q
period 1998-10-03
AUTHENTIC FITNESS CORP
filed 1998-11-17
CIK 887538

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     The number of shares of the registrant's Common Stock outstanding as of November 10, 1998 was: 22,990,086.

________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                      OCTOBER 3, 1998    JULY 4, 1998
                                                                                      ---------------    ------------
                                                                                        (UNAUDITED)
                                                                                         (IN THOUSANDS OF DOLLARS)
                                      ASSETS
Current assets:
     Cash..........................................................................      $     540         $    638
     Accounts receivable, net......................................................         66,673          114,710
     Accounts receivable from affiliates...........................................          2,472            7,250
     Inventories:
          Finished goods...........................................................         55,533           46,156
          Raw material and work in process.........................................         25,504           17,754
                                                                                      ---------------    ------------
               Total inventories...................................................         81,037           63,910
     Other current assets..........................................................         11,446            8,080
                                                                                      ---------------    ------------
               Total current assets................................................        162,168          194,588
Property, plant and equipment, (net of accumulated depreciation of $25,606 and
  $23,289, respectively)...........................................................         49,767           50,417
Other assets, net..................................................................         65,526           71,157
                                                                                      ---------------    ------------
                                                                                         $ 277,461         $316,162
                                                                                      ---------------    ------------
                                                                                      ---------------    ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility.....................................      $  67,001         $ 61,963
     Current maturities of long-term debt..........................................          9,218            9,324
     Accounts payable and accrued liabilities......................................         47,859           30,065
     Payable to affiliates.........................................................          8,189           16,604
     Accrued (prepaid) income taxes................................................         (5,100)           4,386
     Deferred income taxes.........................................................          3,149            3,149
                                                                                      ---------------    ------------
               Total current liabilities...........................................        130,316          125,491
Long-term debt.....................................................................         33,126           33,178
Deferred income taxes..............................................................          6,630            6,651
Stockholders' equity:
     Preferred Stock; $.01 par value...............................................        --                --
     Common Stock; $.001 par value.................................................             23               23
     Additional paid-in capital....................................................        163,164          163,164
     Cumulative translation adjustment.............................................         (1,519)          (1,173)
     Accumulated deficit...........................................................        (12,652)          (2,286)
     Treasury stock, at cost.......................................................        (41,627)          (8,886)
                                                                                      ---------------    ------------
               Total stockholders' equity..........................................        107,389          150,842
                                                                                      ---------------    ------------
                                                                                         $ 277,461         $316,162
                                                                                      ---------------    ------------
                                                                                      ---------------    ------------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                                          FIRST QUARTER ENDED
                                                                                   ----------------------------------
                                                                                   OCTOBER 3, 1998    OCTOBER 4, 1997
                                                                                   ---------------    ---------------
                                                                                              (UNAUDITED)
                                                                                        (IN THOUSANDS OF DOLLARS
                                                                                         EXCEPT PER SHARE DATA)
Net revenues....................................................................      $  39,619          $  36,970
Cost of goods sold..............................................................         25,428             23,900
                                                                                   ---------------    ---------------
Gross profit....................................................................         14,191             13,070
Selling, general and administrative expenses (Note 5)...........................         24,145             21,202
                                                                                   ---------------    ---------------
Income (loss) before interest and income taxes..................................         (9,954)            (8,132)
Interest expense................................................................          2,469              3,096
                                                                                   ---------------    ---------------
Income (loss) before income taxes...............................................        (12,423)           (11,228)
Provision (benefit) for income taxes............................................         (4,845)            (4,379)
                                                                                   ---------------    ---------------
Income (loss) before cumulative effect of change in accounting principle........         (7,578)            (6,849)
Cumulative effect of change in accounting principle, net of tax benefit
   (Note 3).....................................................................         (2,518)           --
                                                                                   ---------------    ---------------
Net income (loss)...............................................................      $ (10,096)         $  (6,849)
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------
Basic earnings (loss) per share:
     Income (loss) before cumulative effect of change in accounting principle...      $   (0.34)         $   (0.31)
     Cumulative effect of change in accounting principle........................          (0.12)           --
                                                                                   ---------------    ---------------
Basic earnings (loss) per share.................................................      $   (0.46)         $   (0.31)
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------
Diluted earnings (loss) per share:
     Income (loss) before cumulative effect of change in accounting principle...      $   (0.34)         $   (0.31)
     Cumulative effect of change in accounting principle........................          (0.12)           --
                                                                                   ---------------    ---------------
Diluted earnings (loss) per share...............................................      $   (0.46)         $   (0.31)
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------
Cash dividends per share of common stock........................................      $    0.01          $    0.01
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------
Weighted average number of shares of common stock outstanding:
     Basic......................................................................     22,071,483         22,243,001
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------
     Diluted....................................................................     22,071,483         22,243,001
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          FIRST QUARTER ENDED
                                                                                   ----------------------------------
                                                                                   OCTOBER 3, 1998    OCTOBER 4, 1997
                                                                                   ---------------    ---------------
                                                                                              (UNAUDITED)
                                                                                       (IN THOUSANDS OF DOLLARS)
Cash flows from operating activities:
     Net income (loss)..........................................................      $ (10,096)         $  (6,849)
     Non-cash items included in net income (loss):
          Depreciation and amortization.........................................          2,638              2,584
          Other.................................................................          1,090             (1,138)
          Non-recurring item....................................................          3,074              1,408
          Cumulative effect of change in accounting principle...................          4,128            --
     Income taxes...............................................................         (9,486)            (5,812)
     Other changes in operating accounts........................................         30,648            (14,154)
                                                                                   ---------------    ---------------
          Net cash provided by (used in) operating activities...................         21,996            (23,961)
                                                                                   ---------------    ---------------
Cash flows from investing activities:
     Purchase of equipment and other long-term assets...........................         (2,155)            (1,416)
     Other, net.................................................................         (1,138)              (272)
                                                                                   ---------------    ---------------
          Net cash used in investing activities.................................         (3,293)            (1,688)
                                                                                   ---------------    ---------------
Cash flows from financing activities:
     Net borrowing (repayments) under revolving credit facility.................          5,038             27,877
     Net proceeds from the sale of common stock and exercise of stock options...              2                 96
     Repayments of debt.........................................................           (158)              (158)
     Purchase of treasury stock.................................................        (23,382)            (2,254)
     Dividends paid.............................................................           (271)              (280)
     Payment of deferred financing fees.........................................            (30)               (21)
                                                                                   ---------------    ---------------
          Net cash provided by (used in) financing activities...................        (18,801)            25,260
                                                                                   ---------------    ---------------
Decrease in cash................................................................            (98)              (389)
Cash at beginning of period.....................................................            638              1,246
                                                                                   ---------------    ---------------
Cash at end of period...........................................................      $     540          $     857
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------
Other changes in operating accounts:
     Accounts receivable........................................................      $  52,815          $  15,855
     Inventories................................................................        (17,824)           (20,066)
     Other current assets.......................................................         (3,366)            (2,845)
     Accounts payable and accrued liabilities...................................           (977)            (7,098)
                                                                                   ---------------    ---------------
                                                                                      $  30,648          $ (14,154)
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1 -- BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all of the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of October 3, 1998 as well as its results of operations and cash flows for the periods ended October 3, 1998 and October 4, 1997. Operating results for interim periods may not be indicative of results for the full fiscal year. The consolidated condensed balance sheet as of July 4, 1998 is derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1998. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

2 -- CAPITAL STOCK

     On August 20, 1998, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per share to be paid on October 8, 1998 to shareholders of record as of September 3, 1998. In 1997, the Company's Board of Directors authorized a stock repurchase program which currently allows the Company to buy up to $50.0 million of its outstanding Common Stock. As of October 3, 1998, the Company had purchased approximately 2.9 million shares of its Common Stock for an aggregate purchase price of approximately $41.6 million. During the first quarter of fiscal 1999, the Company repurchased approximately 174,500 shares under equity option arrangements at a cost of approximately $3.5 million. In addition, the Company has options outstanding on approximately 419,000 shares for a total value of approximately $8.1 million. These equity option arrangements expire during November and December 1998.

3 -- NEW ACCOUNTING STANDARDS

     In April 1998, the Financial Accounting Standards Board ('FASB') approved the Statement of Position ('SOP') 98-5 'Reporting on the Costs of Start-Up Activities'. The Company adopted SOP 98-5 effective beginning fiscal 1999. The SOP requires that start-up costs, as defined, be expensed as incurred. It had been the Company's consistent accounting policy to capitalize such costs for amortization over appropriate periods from 12 to 36 months. The Company recorded a cumulative charge of approximately $2.5 million (or $0.12 per diluted share), net of income tax benefits. The effect of adopting SOP 98-5 had an immaterial effect on income (loss) before the cumulative effect of change in accounting principle in the first quarter of fiscal 1999.

     The Company adopted Statement of Accounting Standards No. 130, 'Reporting Comprehensive Income' ('SFAS 130') effective with the beginning of fiscal 1999. SFAS 130 establishes standards for reporting and display of changes in equity from nonowner sources in the financial statements, however, the adoption of SFAS 130 has no impact on the Company's net earnings or stockholder's equity. SFAS 130 requires, among other things, foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income (loss) was approximately $(10.4) million and $(6.8) million for the three month periods ended October 3, 1998 and October 4, 1997, respectively.

                         AUTHENTIC FITNESS CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIALSTATEMENTS -- (CONTINUED)

4 -- DEBT

     In March 1998, the Company entered into a restated credit agreement with GE Capital, The Bank of Nova Scotia, Societe Generale and Union Bank of California (the 'Restated Credit Agreement'). In September 1998, the Company amended the Restated Credit Agreement (the 'Amended Credit Agreement') such that the Company's ability to purchase its own Common Stock was immediately increased to $50 million. The terms of the Company's Amended Credit Agreement are the same as those of the Restated Credit Agreement. Borrowings under the Company's Restated Credit Agreement bear interest at LIBOR plus 1.00%. The rate of interest payable on outstanding borrowings will be automatically reduced, to as low as LIBOR plus 0.75%, as the Company's EBITDA to debt ratio improves to 2.5 to 1. The Restated Credit Agreement matures on September 1, 2001.

     In June 1998, the Company entered into an interest rate swap agreement (the 'Swap Agreement') with a bank that is a lender in the Restated Credit Agreement. The Swap Agreement allows the Company to convert variable rate borrowings with a notional amount of $75 million to a fixed rate interest rate. Borrowings under the Swap Agreement are fixed at 4.99% through September 18, 1998 and 6.66% thereafter until maturity in September 2003. The variable rate under the Swap Agreement of LIBOR is approximately 5.5% as of October 3, 1998. Differences between the fixed interest rate and the variable interest rate are settled quarterly and resulted in a reduction of interest expense of approximately $0.1 million for the three months ended October 3, 1998.

5 -- NON-RECURRING EXPENSES

     On October 2, 1998, the Company announced plans to discontinue sourcing from KT West, Inc. from the Company's owned Checotah, Oklahoma facility and to consolidate sourcing from the Company's leased Montebello, California facility into the Company's Commerce, California facility. This decision is part of the Company's continued strategy to secure the most efficient sourcing of its products. The Company recorded a charge of approximately $2.0 million net of income tax benefits (or $0.09 per diluted share) in the first quarter of fiscal 1999 primarily related to the above, including $2.2 million in non-cash asset write-offs, $0.6 million in connection with contractual obligations to KT West, Inc. and $0.5 million in other costs.

     The first quarter of fiscal 1998 includes a non-recurring expense of approximately $0.9 million net of income tax benefits (or $0.04 per diluted share) related to the write-off of certain assets and other costs associated with closing the Company's Bally's Fitness Centers stores, as well as a consolidation of the Company's manufacturing facilities.

6 -- EARNINGS (LOSS) PER SHARE

     Options to purchase approximately 4.6 million shares of common stock were not included in the computation of diluted earnings per share as the impact would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)

                                                                                              FIRST QUARTER ENDED
                                                                                            ------------------------
                                                                                            OCTOBER 3,    OCTOBER 4,
                                                                                               1998          1997
                                                                                            ----------    ----------
                                                                                            (IN MILLIONS OF DOLLARS)

Net revenues.............................................................................     $ 39.6        $ 37.0
Cost of goods sold.......................................................................       25.4          23.9
                                                                                            ----------    ----------
Gross profit.............................................................................       14.2          13.1
  % of net revenues......................................................................       35.8%         35.4%
Selling, general and administrative expenses.............................................       20.8          19.8
Non-recurring item.......................................................................        3.3           1.4
                                                                                            ----------    ----------
Income (loss) before interest and income taxes...........................................       (9.9)         (8.1)
Interest expense.........................................................................        2.5           3.1
Income tax (benefit).....................................................................       (4.8)         (4.4)
                                                                                            ----------    ----------
Income (loss) before cumulative effect of change in accounting principle.................       (7.6)         (6.8)
Cumulative effect of change in accounting principle......................................       (2.5)        --
                                                                                            ----------    ----------
Net income (loss)........................................................................     $(10.1)       $ (6.8)
                                                                                            ----------    ----------
                                                                                            ----------    ----------

                            ------------------------

     Net revenues for the first quarter of fiscal 1999 increased 7.2% to $39.6 million compared to $37.0 million in the first quarter of fiscal 1998. Speedo'r' Division net revenues increased 5.0% to $22.3 million in the first quarter of fiscal 1999 from $21.2 million in the first quarter of fiscal 1998. The Speedo'r' division sales mix improved as regular price shipments increased approximately 9% compared to last year. Goggles were up approximately 73% over last year and men's swimwear increased approximately 29%. Speedo'r' Authentic Fitness'r' Retail Division net revenues increased 7.4% to $14.8 million in the first quarter of fiscal 1999 from $13.8 million in the first quarter of fiscal 1998. Same store sales for the first quarter of fiscal 1999 increased 6.1% over the year earlier period. The Designer Swimwear Division net revenues increased 29.4% to $2.5 million from $1.9 million last year.

     Gross profit for the first quarter of fiscal 1999 increased to $14.2 million from $13.1 million in the first quarter of fiscal 1998. The increase in gross profit reflects the better Speedo'r' division sales mix, as noted above, and the increase in Speedo'r' Authentic Fitness'r' Retail Division sales. Gross profit as a percentage of net revenues was 35.8% in the first quarter of fiscal 1999 compared to 35.4% in the first quarter of fiscal 1998. The increase in gross profit as a percentage of net revenues reflects the better regular price sales mix in the Speedo'r' division, as noted above and the higher level of Speedo'r' Authentic Fitness'r' Retail Division sales which generate a higher gross profit margin than the wholesale divisions.

     Selling, general and administrative expenses increased to $20.8 million in the first quarter of fiscal 1999 from $19.8 million in the first quarter of fiscal 1998. The increase in selling, general and administrative expenses reflects increased marketing and advertising expenses and higher retail division selling costs, partially offset by decreased warehousing and shipping costs.

     The Company recorded a non-recurring expense of $2.0 million net of income tax benefits (or $0.09 per diluted share) in the first quarter of fiscal 1999 related to the Company's decision to discontinue sourcing from KT West, Inc. from the Company's owned Checotah, Oklahoma facility and to consolidate sourcing from the Company's leased Montebello, California facility into the Company's Commerce, California facility.

     Interest expense was $2.5 million in the first quarter of fiscal 1999 compared to $3.1 million in the first quarter of fiscal 1998. The decrease of approximately $0.6 million in interest expense is primarily a result of lowered borrowing due to a $25.5 million reduction in inventory, the effect of improved inventory controls, as well as a significant increase in account receivable collections versus the prior year.

     The Company's effective income tax rate was 39% for the first quarter of fiscal 1999 and the first quarter of fiscal 1998.

     The Company recorded a cumulative charge of approximately $2.5 million (or $0.12 per diluted share), net of income tax benefits in the first quarter of fiscal 1999 to reflect the adoption of SOP 98-5 'Reporting on the Costs of Start-Up Activities'. The Company adopted SOP 98-5 effective beginning fiscal 1999. The SOP requires that start-up costs, as defined, be expensed as incurred. It had been the Company's consistent accounting policy to capitalize such costs for amortization over appropriate periods from 12 to 36 months. The effect of adopting SOP 98-5 had an immaterial effect on income (loss) before the cumulative effect of change in accounting principle in the first quarter of fiscal 1999.

     Net loss for the first quarter of fiscal 1999 was $(10.1) million compared to a net loss of $(6.8) million in the first quarter of fiscal 1998. The increase in net loss reflects the impact of the Company's decision to consolidate sourcing and the adoption of the SOP regarding the costs of start-up activities, partially offset by the increase in gross profit and decrease in interest expense, as noted above.

CAPITAL RESOURCES AND LIQUIDITY

     On March 18, 1998, the Company entered into a restated credit agreement with GE Capital, The Bank of Nova Scotia, Societe Generale and Union Bank of California (the 'Restated Credit Agreement'). On September 14, 1998, the Company amended the Restated Credit Agreement (the 'Amended Credit Agreement') such that the Company's ability to purchase its own Common Stock was immediately increased to $50 million. The terms of the Company's Amended Credit Agreement are the same as those of the Restated Credit Agreement. The Restated Credit Agreement expires in September 2001 and provides for a term loan ('Term Loan') in the amount of $45 million and a revolving loan facility ('Revolving Loan') in the amount of $165 million. Borrowings under the Restated Credit Agreement accrue interest at the lenders' base rate or at LIBOR plus 1.00%. The rate of interest payable on outstanding borrowing will be automatically reduced to as low as LIBOR plus 0.75%, as the Company's EBITDA to debt ratio improves to 2.5 to 1.

     In 1997, the Company's Board of Directors authorized a stock repurchase program which currently allows the Company to buy up to $50.0 million of its outstanding Common Stock. As of November 10, 1998, the Company had purchased approximately 3.0 million shares of its Common Stock at an aggregate cost of approximately $43.3 million.

     On August 16, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared its first quarterly cash dividend of 1.25[c] per share, equivalent of an annual rate of 5[c] per share. The Company has since declared thirteen successive quarterly cash dividends of 1.25[c] per share. The Company believes that its stock repurchase program as well as the regular quarterly cash dividend demonstrates the Company's ongoing commitment to increase stockholder value.

     The Company plans to expand its channels of distribution and provide growth in its operations by opening additional Speedo'r' Authentic Fitness'r' retail stores. The Company currently has 139 stores open and expects to open five to ten additional stores during fiscal 1999. The cost of leasehold improvements, fixtures and the additional working capital associated with the opening of an average new store is expected to be approximately $250,000.

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

     Cash provided by operating activities for the first quarter of fiscal 1999 was $22.0 million compared to cash used of $(24.0) million in the first quarter of fiscal 1998. The increase in cash provided by operating activities in the first quarter of fiscal 1999 is primarily due to a decrease in accounts receivable of $52.8 million, partially offset by an increase in inventory of $17.8 million versus prior year-end. Cash used in investing activities was $(3.3) million in the first quarter of fiscal 1999 compared to $(1.7) million in the first quarter of fiscal 1998. The increase in cash used in investing activities reflects increased capital expenditures. Cash used in financing activities was $(18.8) million in the first quarter of fiscal 1999 compared to an amount provided of $25.3 million in the first quarter of fiscal 1998. The increase in cash used in financing activities primarily reflects the repurchase of $23.4 million of the Company's Common Stock along with decreased borrowing under the Company's Revolving Loan of $22.8 million versus the first quarter of fiscal 1998. The Company's revolving loan balance was $67.0 million at the end of the first quarter of fiscal 1999. At November 10, 1998, the Company had approximately $66 million of additional credit available under its Revolving Loan.

     The Company believes that funds available under its Restated Credit Agreement, as noted above, combined with cash flow to be generated from future operations will be sufficient for the operations of the Company, including debt service, dividend payments and costs associated with the expansion of its Speedo'r' Authentic Fitness'r' Retail Division for at least the next twelve months. Although the Company believes that its current credit agreement and cash flow to be generated from future operations will also be sufficient for its long-term operations (periods beyond the next twelve months) circumstances may arise that would require the Company to seek additional financing. In those circumstances the Company expects to evaluate additional sources of funds, for example, sales of additional common stock and expanded or additional bank credit facilities.

YEAR 2000 COMPLIANCE

     Comprehensive plans for achieving Year 2000 compliance were finalized during fiscal 1998 and implementation work is well under way as of the end of the first quarter of fiscal 1999. All required systems modifications are expected to be completed by the end of fiscal 1999. Also during fiscal 1999, attention has been and will continue to be focused on compliance attainment efforts of vendors and others, including key system interfaces with customers and suppliers. Notwithstanding the efforts described above, the Company could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by unrelated business entities. Contingency plans are therefore under development to mitigate the extent of such potential disruption to business operations. The total estimated cost to the Company for enhanced hardware and software applications and achieve Year 2000 compliant systems is expected to require expenditures, primarily capital, of approximately $9.0 million.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

     This Report includes 'forward-looking statements' within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, possible Year 2000 disruption and financial difficulties encountered by customers. All statements other than statements of historical facts included in this quarterly report, including, without limitation, the statements under 'Management's Discussion and Analysis of Financial Condition', are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or trading purposes. The Company has an interest rate swap agreement with a financial institution to limit exposure to interest rate volatility. The value of market risk sensitive instruments is subject to change as a result of movements in market rates and prices. Based on a hypothetical (one-percentage point) increase in interest rates, the potential losses in future earnings, fair value and cash flows are immaterial.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K.

     (a) Exhibits

        10.1   -- Amendment No. 1, dated as of September 14, 1998, to the Restated Credit Agreement dated as of
                 March 18, 1998, among Authentic Fitness Products, Inc., as Borrower, and Authentic Fitness
                 Corporation, The Financial Institutions named as Lenders and The Bank of Nova Scotia and General
                 Electric Capital Corporation as Agents, and The Bank of Nova Scotia as Administrative Agent,
                 Paying Agent, Swing Line Bank and Fronting Bank, and General Electric Capital Corporation as
                 Documentation Agent and Collateral Agent and Societe Generale as Co-Agent.
        27.1   -- Financial Data Schedule

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AUTHENTIC FITNESS CORPORATION

Date: November 17, 1998                   By:      /S/ CHRISTOPHER G. STAFF
                                             ...................................
                                                    CHRISTOPHER G. STAFF
                                               PRESIDENT AND CHIEF OPERATING
                                                         OFFICER

Date: November 17, 1998                   By:       /S/ MICHAEL P. MC HUGH
                                             ...................................
                                                     MICHAEL P. MC HUGH
                                              SENIOR VICE PRESIDENT AND CHIEF
                                                    FINANCIAL OFFICER
                                             PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER

                          STATEMENT OF DIFFERENCES
                          ------------------------

The registered trademark symbol shall be expressed as ................ 'r'
The cent sign shall be expressed as .................................. [c]