Form 10-Q
period 1999-01-02
AUTHENTIC FITNESS CORP
filed 1999-02-16
CIK 887538

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 1999

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO__________________

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

                                 (323) 726-1262
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                        COPIES OF ALL COMMUNICATIONS TO:
                         AUTHENTIC FITNESS CORPORATION
                                 90 PARK AVENUE
                            NEW YORK, NEW YORK 10016
                           ATTENTION: GENERAL COUNSEL

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     The number of shares of the registrant's Common Stock outstanding as of February 8, 1999 was: 22,996,686.

________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                      JANUARY 2, 1999    JULY 4, 1998
                                                                                      ---------------    ------------
                                                                                        (UNAUDITED)
                                                                                         (IN THOUSANDS OF DOLLARS)

                                      ASSETS
Current assets:
     Cash..........................................................................      $   1,230         $    638
     Accounts receivable, net......................................................         93,089          114,710
     Accounts receivable from affiliates...........................................          3,666            7,250
     Inventories:
          Finished goods...........................................................         71,533           46,156
          Raw material and work in process.........................................         28,828           17,754
                                                                                      ---------------    ------------
               Total inventories...................................................        100,361           63,910
     Other current assets..........................................................         13,028            8,080
                                                                                      ---------------    ------------
               Total current assets................................................        211,374          194,588
Property, plant and equipment, (net of accumulated depreciation of $27,465 and
  $23,289, respectively)...........................................................         50,872           50,417
Other assets, net..................................................................         64,810           71,157
                                                                                      ---------------    ------------
                                                                                         $ 327,056         $316,162
                                                                                      ---------------    ------------
                                                                                      ---------------    ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility.....................................      $ 115,683         $ 61,963
     Current maturities of long-term debt..........................................         10,390            9,324
     Accounts payable and accrued liabilities......................................         40,347           30,065
     Payable to affiliates.........................................................         22,208           16,604
     Accrued (prepaid) income taxes................................................         (2,641)           4,386
     Deferred income taxes.........................................................          3,149            3,149
                                                                                      ---------------    ------------
               Total current liabilities...........................................        189,136          125,491
Long-term debt.....................................................................         28,073           33,178
Deferred income taxes..............................................................          6,634            6,651
Stockholders' equity:
     Preferred Stock; $.01 par value...............................................        --                --
     Common Stock; $.001 par value.................................................             23               23
     Additional paid-in capital....................................................        163,164          163,164
     Cumulative translation adjustment.............................................         (1,453)          (1,173)
     Accumulated deficit...........................................................         (8,796)          (2,286)
     Treasury stock, at cost.......................................................        (49,725)          (8,886)
                                                                                      ---------------    ------------
               Total stockholders' equity..........................................        103,213          150,842
                                                                                      ---------------    ------------
                                                                                         $ 327,056         $316,162
                                                                                      ---------------    ------------
                                                                                      ---------------    ------------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                     SIX MONTHS
                                                                    SECOND QUARTER ENDED                ENDED
                                                             ----------------------------------    ---------------
                                                               JANUARY 2,         JANUARY 3,         JANUARY 2,
                                                                  1999               1998               1999
                                                             ---------------    ---------------    ---------------
                                                                                  (UNAUDITED)
                                                                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

Net revenues...............................................      $78,037            $72,652           $ 117,656
Cost of goods sold.........................................       44,700             40,211              70,128
                                                             ---------------    ---------------    ---------------
Gross profit...............................................       33,337             32,441              47,528
Selling, general and administrative expenses (See
 Note 5)...................................................       23,150             22,909              47,295
                                                             ---------------    ---------------    ---------------
Income before interest and income taxes....................       10,187              9,532                 233
Interest expense...........................................        3,471              3,532               5,940
                                                             ---------------    ---------------    ---------------
Income (loss) before provision for income taxes............        6,716              6,000              (5,707)
Provision (benefit) for income taxes.......................        2,619              2,340              (2,226)
                                                             ---------------    ---------------    ---------------
Income (loss) before cumulative effect of change in
  accounting principle.....................................        4,097              3,660              (3,481)
Cumulative effect of change in accounting principle, net of
  tax benefit (See Note 3).................................      --                 --                   (2,518)
                                                             ---------------    ---------------    ---------------
Net income (loss)..........................................      $ 4,097            $ 3,660           $  (5,999)
                                                             ---------------    ---------------    ---------------
                                                             ---------------    ---------------    ---------------
Basic earnings (loss) per share:
     Income (loss) before cumulative effect of change in
       accounting principle................................      $  0.21            $  0.17           $   (0.17)
     Cumulative effect of change in accounting principle...      --                 --                    (0.12)
                                                             ---------------    ---------------    ---------------
Basic earnings (loss) per share............................      $  0.21            $  0.17           $   (0.29)
                                                             ---------------    ---------------    ---------------
                                                             ---------------    ---------------    ---------------
Diluted earnings (loss) per share:
     Income (loss) before cumulative effect of change in
       accounting principle................................      $  0.20            $  0.16           $   (0.17)
     Cumulative effect of change in accounting principle...      --                 --                    (0.12)
                                                             ---------------    ---------------    ---------------
Diluted earnings (loss) per share..........................      $  0.20            $  0.16           $   (0.29)
                                                             ---------------    ---------------    ---------------
                                                             ---------------    ---------------    ---------------
Cash dividends per share of common stock...................      $  0.01            $  0.01           $    0.03
                                                             ---------------    ---------------    ---------------
                                                             ---------------    ---------------    ---------------
Weighted average number of shares of common stock
  outstanding:
     Basic.................................................   19,934,253         22,160,939          21,002,868
                                                             ---------------    ---------------    ---------------
                                                             ---------------    ---------------    ---------------
     Diluted...............................................   20,234,322         22,808,151          21,002,868
                                                             ---------------    ---------------    ---------------
                                                             ---------------    ---------------    ---------------

                                                          SIX MONTHS ENDED
                                                          -----------------
                                                               JANUARY 3,
                                                                  1998
                                                             ---------------

Net revenues...............................................     $ 109,620
Cost of goods sold.........................................        64,110
                                                             ---------------
Gross profit...............................................        45,510
Selling, general and administrative expenses (See Note
  5).......................................................        44,112
                                                             ---------------
Income before interest and income taxes....................         1,398
Interest expense...........................................         6,628
                                                             ---------------
Income (loss) before provision for income taxes............        (5,230)
Provision (benefit) for income taxes.......................        (2,039)
                                                             ---------------
Income (loss) before cumulative effect of change in
  accounting principle.....................................        (3,191)
Cumulative effect of change in accounting principle, net of
  tax benefit (See Note 3).................................       --
                                                             ---------------
Net income (loss)..........................................     $  (3,191)
                                                             ---------------
                                                             ---------------
Basic earnings (loss) per share:
     Income (loss) before cumulative effect of change in
       accounting principle................................     $   (0.14)
     Cumulative effect of change in accounting principle...       --
                                                             ---------------
Basic earnings (loss) per share............................     $   (0.14)
                                                             ---------------
                                                             ---------------
Diluted earnings (loss) per share:
     Income (loss) before cumulative effect of change in
       accounting principle................................     $   (0.14)
     Cumulative effect of change in accounting principle...       --
                                                             ---------------
Diluted earnings (loss) per share..........................     $   (0.14)
                                                             ---------------
                                                             ---------------
Cash dividends per share of common stock...................     $    0.03
                                                             ---------------
                                                             ---------------
Weighted average number of shares of common stock
  outstanding:
     Basic.................................................    22,201,971
                                                             ---------------
                                                             ---------------
     Diluted...............................................    22,201,971
                                                             ---------------
                                                             ---------------

                            ------------------------

Related party transactions included in the Consolidated Condensed Statements of
Operations:

     Product sales.........................................        $4,302            $1,316               $6,542      $1,598
     Purchases of goods and services.......................         5,630             1,636                7,851       2,461
     Royalties paid or accrued.............................         1,792             1,867                2,847       2,826
     Interest expense......................................         1,139             1,334                1,978       2,419
     Rent..................................................           138               144                  277         289

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            SIX MONTHS ENDED
                                                                                   ----------------------------------
                                                                                   JANUARY 2, 1999    JANUARY 3, 1998
                                                                                   ---------------    ---------------
                                                                                              (UNAUDITED)
                                                                                       (IN THOUSANDS OF DOLLARS)
Cash flows from operating activities:
     Net income (loss)..........................................................      $  (5,999)         $  (3,191)
     Non-cash items included in net income (loss):
          Depreciation and amortization.........................................          5,267              5,159
          Other.................................................................          1,657                575
          Non-recurring item....................................................          3,074              1,408
          Cumulative effect of change in accounting principle...................          4,128            --
     Income taxes...............................................................         (7,027)            (3,527)
     Other changes in operating accounts........................................         (1,963)           (28,832)
                                                                                   ---------------    ---------------
          Net cash used in operating activities.................................           (863)           (28,408)
                                                                                   ---------------    ---------------
Cash flows from investing activities:
     Purchase of equipment and other long-term assets...........................         (5,233)            (2,910)
     Other, net.................................................................         (1,150)               604
                                                                                   ---------------    ---------------
          Net cash used in investing activities.................................         (6,383)            (2,306)
                                                                                   ---------------    ---------------
Cash flows from financing activities:
     Net borrowing under revolving credit facility..............................         53,720             38,096
     Net proceeds from the sale of common stock and exercise of stock options...              2                336
     Repayments of debt.........................................................         (4,039)            (2,823)
     Purchase of treasury stock.................................................        (40,839)            (3,075)
     Dividends paid.............................................................           (551)              (560)
     Payment of deferred financing fees.........................................           (455)              (521)
                                                                                   ---------------    ---------------
          Net cash provided by financing activities.............................          7,838             31,453
                                                                                   ---------------    ---------------
Increase in cash................................................................            592                739
Cash at beginning of period.....................................................            638              1,246
                                                                                   ---------------    ---------------
Cash at end of period...........................................................      $   1,230          $   1,985
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------
Other changes in operating accounts:
     Accounts receivable........................................................      $  25,205          $   8,489
     Inventories................................................................        (37,148)           (41,636)
     Other current assets.......................................................         (4,948)            (4,714)
     Accounts payable and accrued liabilities...................................         14,928              9,029
                                                                                   ---------------    ---------------
                                                                                      $  (1,963)         $ (28,832)
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1 -- BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all of the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of January 2, 1999 as well as its results of operations and cash flows for the periods ended January 2, 1999 and January 3, 1998. Operating results for interim periods may not be indicative of results for the full fiscal year. The consolidated condensed balance sheet as of July 4, 1998 is derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1998. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

2 -- CAPITAL STOCK

     On November 20, 1998, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per share to be paid on January 5, 1999 to shareholders of record as of December 4, 1998. In 1997, the Company's Board of Directors authorized a stock repurchase program which currently allows the Company to buy up to $50.0 million of its outstanding Common Stock. As of January 2, 1999, the Company had purchased approximately 3.3 million shares of its Common Stock for an aggregate purchase price of approximately $49.7 million including 593,500 shares under equity option arrangements at a cost of approximately $11.6 million in the first six months of fiscal 1999.

3 -- NEW ACCOUNTING STANDARDS

     In April 1998, the Financial Accounting Standards Board ('FASB') approved the Statement of Position ('SOP') 98-5 'Reporting on the Costs of Start-Up Activities'. The Company adopted SOP 98-5 effective with the beginning of fiscal 1999. The SOP requires that start-up costs, as defined, be expensed as incurred. It had been the Company's consistent accounting policy to capitalize such costs for amortization over appropriate periods from 12 to 36 months. The Company recorded a cumulative charge of approximately $2.5 million, net of income tax benefits (or $0.12 per diluted share). The effect of adopting SOP 98-5 had an immaterial effect on income (loss) before the cumulative effect of change in accounting principle in the first six months of fiscal 1999.

     The Company adopted Statement of Accounting Standards No. 130, 'Reporting Comprehensive Income' ('SFAS 130') effective with the beginning of fiscal 1999. SFAS 130 establishes standards for reporting and display of changes in equity from nonowner sources in the financial statements, however, the adoption of SFAS 130 has no impact on the Company's net earnings or stockholder's equity. SFAS 130 requires, among other things, foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income (loss) was approximately $(6.3) million and $(3.4) million for the six month periods ended January 2, 1999 and January 3, 1998, respectively.

4 -- DEBT

     In March 1998, the Company entered into a restated credit agreement (increasing the facility by $15 million) with GE Capital, The Bank of Nova Scotia, Societe Generale, Union Bank of California and such other lenders as identified in the agreement (the 'Restated Credit Agreement'). In September 1998, the Company amended the Restated Credit Agreement (the 'Credit Agreement')

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

such that the Company's ability to purchase its own Common Stock was increased to $50 million. The terms of the Company's Credit Agreement are the same as those of the Restated Credit Agreement. Borrowings under the Company's Restated Credit Agreement bear interest at LIBOR plus 1.00%. The rate of interest payable on outstanding borrowings will be automatically reduced, to as low as LIBOR plus 0.75%, as the Company's EBITDA to debt ratio improves to 2.5 to 1. The Restated Credit Agreement matures on September 1, 2001.

     On December 23, 1998, the Company entered into a $50 million credit agreement ('Trade Credit Facility') with certain lenders under the Company's Credit Agreement for the issuance of letters of credit and trade financing. The trade financing portion of the Trade Credit Facility has a $40 million limit and accrues interest at the lender's base rate plus 0.50% or at LIBOR plus 1.50% on the unpaid principal. The Trade Credit Facility expires on December 21, 1999. In conjunction with entering into the Trade Credit Facility, the Company also amended certain portions of its Credit Agreement to facilitate such Trade Credit Facility.

     In June 1998, the Company entered into an interest rate swap agreement (the 'Swap Agreement') with a bank that is a lender in the Restated Credit Agreement. The Swap Agreement allows the Company to convert variable rate borrowings with a notional amount of $75 million to a fixed rate interest rate. Borrowings under the Swap Agreement are currently fixed at 6.66% until maturity in September 2003. The variable rate under the Swap Agreement of LIBOR is approximately 5.4% as of January 2, 1999. Differences between the fixed interest rate and the variable interest rate are settled quarterly and resulted in increased interest expense of approximately $0.1 million for the six months ended January 2, 1999.

5 -- NON-RECURRING EXPENSES

     On October 2, 1998, the Company announced plans to discontinue sourcing from KT West, Inc. from the Company's owned Checotah, Oklahoma facility and to consolidate sourcing from the Company's leased Montebello, California facility into the Company's Commerce, California facility. This decision was part of the Company's continued strategy to secure the most efficient sourcing of its products. The Company recorded a charge of approximately $2.0 million, net of income tax benefits (or $0.09 per diluted share) in the first six months of fiscal 1999 primarily related to the above, including pre-tax charges of $2.2 million in non-cash asset write-offs, $0.6 million in connection with contractual obligations to KT West, Inc. and $0.5 million in other costs.

     The first six months of fiscal 1998 includes a non-recurring expense of approximately $0.9 million, net of income tax benefits (or $0.04 per diluted share) related to the write-off of certain assets and other costs associated with closing the Company's Bally's Fitness Centers stores, as well as a consolidation of the Company's manufacturing facilities.

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

6 -- EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                          ------------------------    ------------------------
                                                          JANUARY 2,    JANUARY 3,    JANUARY 2,    JANUARY 3,
                                                             1999          1998          1999          1998
                                                          ----------    ----------    ----------    ----------
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)

Numerator for basic and diluted earnings per share --
     Income (loss) before cumulative effect of change
       in accounting principle.........................    $  4,097      $  3,660      $ (3,481)     $ (3,191)
                                                          ----------    ----------    ----------    ----------
                                                          ----------    ----------    ----------    ----------
Denominator for basic earnings per share --
     Weighted average shares...........................      19,934        22,161        21,033        22,202
Effect of dilutive securities:
     Employee stock options............................         300           647        --            --
                                                          ----------    ----------    ----------    ----------
Denominator for diluted earnings per share --
     Weighted average adjusted shares..................      20,234        22,808        21,033        22,202
                                                          ----------    ----------    ----------    ----------
                                                          ----------    ----------    ----------    ----------
Basic earnings (loss) per share before cumulative
  effect of change in accounting principle.............     $0.21         $0.17        $(0.17)       $(0.14)
                                                          ----------    ----------    ----------    ----------
                                                          ----------    ----------    ----------    ----------
Diluted earnings (loss) per share before cumulative
  effect of change in accounting principle.............     $0.20         $0.16        $(0.17)       $(0.14)
                                                          ----------    ----------    ----------    ----------
                                                          ----------    ----------    ----------    ----------

     Options to purchase approximately 4.6 million shares of common stock were not included in the computation of diluted earnings per share for the six months ended January 2, 1999 as the impact would be antidilutive.

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)

                                                                      SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                                    ------------------------    ------------------------
                                                                    JANUARY 2,    JANUARY 3,    JANUARY 2,    JANUARY 3,
                                                                       1999          1998          1999          1998
                                                                    ----------    ----------    ----------    ----------
                                                                              (AMOUNTS IN MILLIONS OF DOLLARS)

Net revenues.....................................................     $ 78.0        $ 72.7        $117.7        $109.6
Cost of goods sold...............................................       44.7          40.2          70.1          64.1
                                                                    ----------    ----------    ----------    ----------
Gross profit.....................................................       33.3          32.4          47.5          45.5
  % of net revenues..............................................       42.7%         44.7%         40.4%         41.6%
Selling, general and administrative expenses.....................       23.1          22.9          44.0          42.7
Non-recurring item...............................................      --            --              3.3           1.4
                                                                    ----------    ----------    ----------    ----------
Income before interest and income taxes..........................       10.2           9.5           0.2           1.4
Interest expense.................................................        3.5           3.5           5.9           6.6
Provision (benefit) for income taxes.............................        2.6           2.3          (2.2)         (2.0)
                                                                    ----------    ----------    ----------    ----------
Income (loss) before cumulative effect of change in accounting
  principle......................................................        4.1           3.7          (3.5)         (3.2)
Cumulative effect of change in accounting principle..............      --            --             (2.5)        --
                                                                    ----------    ----------    ----------    ----------
Net income (loss)................................................     $  4.1        $  3.7        $ (6.0)       $ (3.2)
                                                                    ----------    ----------    ----------    ----------
                                                                    ----------    ----------    ----------    ----------

     Net revenue for the second quarter of fiscal 1999 increased 7.4% to $78.0 million compared to $72.7 million in the second quarter of fiscal 1998. Speedo'r' Division net revenues for the second quarter of fiscal 1999 increased 16.9% to $40.6 million from $34.8 million in the second quarter of fiscal 1998. The Speedo'r' division sales mix improved dramatically as regular price shipments increased 23.0% compared to last year and off-price shipments decreased 4.8%. Accessories increased 55% over last year, while fitness swimwear increased 42% and kids were up 21%. Speedo'r' Authentic Fitness'r' Retail Division net revenue increased 4.8% to $16.0 million in the second quarter of fiscal 1999 from $15.3 million in the second quarter of fiscal 1998. At
February 8, 1999 the Company had 141 stores open. Same store sales for the second quarter of fiscal 1999 increased 6.2% over the year earlier period. The Designer Swimwear Division's net revenue decreased 5.4% to $21.4 million in the second quarter of fiscal 1999 from $22.6 million last year, due primarily to the timing of Catalina shipments into the third quarter. Net revenue for the first six months of fiscal 1999 increased 7.3% to $117.7 million compared to $109.6 million in the first six months of fiscal 1998. Speedo'r' Division net revenues increased 12.4% compared to last year as regular price sales increased 17.7% and off-price sales decreased 6.2%. Speedo'r' Authentic Fitness'r' Retail Division net revenues increased 6.0% while Designer swimwear net revenues decreased 2.7%.

     Gross profit for the second quarter of fiscal 1999 increased to $33.3 million from $32.4 million in the second quarter of fiscal 1998. The increase in gross profit reflects increased Speedo'r' division and Speedo'r' Authentic Fitness'r' Retail Division sales. Gross profit as a percentage of net revenue was 42.7% in the second quarter of fiscal 1999 compared to 44.7% in the second quarter of fiscal 1998. Gross profit for the first six months of fiscal 1999 increased to $47.5 million, an increase of 4.4% compared to $45.5 million in the first six months of fiscal 1998. The increase in gross profit for the first six months of fiscal 1999 reflects improved Speedo'r' sales mix and higher Speedo'r' division and Speedo'r' Authentic Fitness'r' Retail Division sales, as noted above. Gross profit as a percentage of net revenues was 40.4% in the first six months of fiscal 1999 versus 41.6% recorded in the first half of fiscal 1998. The decrease in gross profit as a percentage of net revenues for both the second quarter and first six months of fiscal 1999 is due to the costs incurred in conjunction with the Company's decision to consolidate manufacturing

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

facilities, partially offset by improved regular price sales mix in the Speedo'r' Division and the higher level of Speedo'r' Authentic Fitness'r' Retail Division sales, which generate a higher gross profit margin than the wholesale divisions.

     Selling, general and administrative expenses were $23.1 million in the second quarter of fiscal 1999 compared to $22.9 million in the second quarter of fiscal 1998. The increase in selling, general and administrative expenses results primarily from higher variable selling expense related to the higher net revenues. S,G&A as a percentage of net revenues decreased to 29.6% in the second quarter of fiscal 1999 compared to 31.6% in the second quarter of fiscal 1998. Selling, general and administrative expenses for the first six months of fiscal 1999 were $44.0 million compared to $42.7 million in the first six months of fiscal 1998. The increase in S,G&A expenses reflects increased marketing and depreciation and amortization expenses. S,G&A as a percentage of net revenues decreased to 37.4% in the first half of fiscal 1999 compared to 38.9% in the first half of fiscal 1998. The decrease in S,G&A as a percentage of net revenues in both the second quarter and first half of fiscal 1999 resulted from leverage on the higher sales volume.

     The Company recorded a non-recurring expense of $2.0 million, net of income tax benefits (or $0.09 per diluted share) in the first six months of fiscal 1999 related to the Company's decision to discontinue sourcing from KT West, Inc. from the Company's owned Checotah, Oklahoma facility and to consolidate sourcing from the Company's leased Montebello, California facility into the Company's Commerce, California facility.

     Interest expense was $3.5 million in the second quarter of fiscal 1999, equal to the second quarter of fiscal 1998. Interest expense for the first six months of fiscal 1999 was $5.9 million compared to $6.6 million in the first six months of fiscal 1998. The decrease in interest expense is primarily a result of lowered borrowing due to a $27.7 million inventory reduction versus prior year, the result of improved inventory controls, as well as a significant increase in accounts receivable collections, partially offset by the Company's completion of its $50 million stock buyback program.

     The Company's effective income tax rate for the second quarter and first six months of fiscal 1999 and fiscal 1998 was 39%.

     The Company recorded a cumulative charge of approximately $2.5 million, net of income tax benefits (or $0.12 per diluted share) in the first six months of fiscal 1999 to reflect the adoption of SOP 98-5 'Reporting on the Costs of Start-Up Activities'. The Company adopted SOP 98-5 effective with the beginning of fiscal 1999. The SOP requires that start-up costs, as defined, be expensed as incurred. It had been the Company's consistent accounting policy to capitalize such costs for amortization over appropriate periods from 12 to 36 months. The effect of adopting SOP 98-5 had an immaterial effect on income (loss) before the cumulative effect of change in accounting principle in the first six months of fiscal 1999.

     Net income for the second quarter of fiscal 1999 was $4.1 million compared to $3.7 million in the second quarter of fiscal 1998. The increase in net income for the second quarter reflects the higher operating income, noted above. Net loss for the first six months of fiscal 1999 was $(6.0) million compared to a net loss of $(3.2) million recorded in the first six months of fiscal 1998. The increased net loss in the first six months of fiscal 1999 compared to the first six months of fiscal 1998 reflects the impact of the Company's decision to consolidate manufacturing facilities and the adoption of the SOP regarding the costs of start-up activities, partially offset by the higher operating income and decreased interest expense, as noted above.

CAPITAL RESOURCES AND LIQUIDITY

     On March 18, 1998, the Company entered into a restated credit agreement (increasing the facility by $15 million) with GE Capital, The Bank of Nova Scotia, Societe Generale, Union Bank of California and such other lenders as identified in the agreement (the 'Restated Credit Agreement'). On

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

September 14, 1998, the Company amended the Restated Credit Agreement (the 'Credit Agreement') such that the Company's ability to purchase its own Common Stock was increased to $50 million. The terms of the Company's Credit Agreement are the same as those of the Restated Credit Agreement. The Restated Credit Agreement expires in September 2001 and provides for a term loan ('Term Loan') in the amount of $45 million and a revolving loan facility ('Revolving Loan') in the amount of $165 million. Borrowings under the Restated Credit Agreement accrue interest at the lenders' base rate or at LIBOR plus 1.00%. The rate of interest payable on outstanding borrowing will be automatically reduced to as low as LIBOR plus 0.75%, as the Company's EBITDA to debt ratio improves to 2.5 to 1.

     On December 23, 1998, the Company entered into a $50 million credit agreement ('Trade Credit Facility') with certain lenders under the Company's Credit Agreement for the issuance of letters of credit and trade financing. The trade financing portion of the Trade Credit Facility has a $40 million limit and accrues interest at the lender's base rate plus 0.50% or at LIBOR plus 1.50% on the unpaid principal. The Trade Credit Facility expires on December 21, 1999. In conjunction with entering into the Trade Credit Facility, the Company also amended certain portions of its Credit Agreement to facilitate such Trade Credit Facility.

     In 1997, the Company's Board of Directors authorized a stock repurchase program which currently allows the Company to buy up to $50.0 million of its outstanding Common Stock. As of February 8, 1999, the Company had purchased approximately 3.3 million shares of its Common Stock at an aggregate cost of approximately $49.7 million.

     On November 20, 1998, consistent with the Company's goal of providing increased shareholder value, the Company declared its fourteenth successive quarterly cash dividend of 1.25[c] per share, equivalent to an annual rate of 5[c] per share. The Company believes that its stock repurchase program as well as the regular quarterly cash dividend demonstrates the Company's ongoing commitment to increase stockholder value.

     The Company plans to expand its channels of distribution and provide growth in its operations by opening additional Speedo'r' Authentic Fitness'r' retail stores. The Company currently has 141 stores open. The cost of leasehold improvements, fixtures and the additional working capital associated with the opening of an average new store is expected to be approximately $250,000.

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

     Cash used in operating activities in the first six months of fiscal 1999 was $(0.9) million compared to $(28.4) million in the first six months of fiscal 1998. The significant improvement in cash used in operating activities in the first six months of fiscal 1999 is primarily due to a decrease in accounts receivable of $25.2 million.

     Cash used in investing activities increased to $(6.4) million in the first six months of fiscal 1999 compared to $(2.3) million in the first six months of fiscal 1998 primarily reflecting increased capital expenditures. Fiscal 1999 capital expenditures primarily relate to new information systems, the establishment of the Company's new Internet website -- Speedo.com and the opening of new Speedo'r' Authentic Fitness'r' retail stores.

     Cash provided by financing activities was $7.8 million in the first six months of fiscal 1999 compared to $31.5 million in the first six months of fiscal 1998. The decrease in cash provided by financing activities primarily reflects the repurchase of $40.8 million of the Company's Common Stock partially

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

offset by seasonal borrowing under the Company's revolving line of credit. The Company's revolving loan balance was $115.7 million at the end of the second quarter of fiscal 1999. At February 8, 1999, the Company had approximately $35 million of additional credit available under its Revolving Loan.

     The Company believes that funds available under its Credit Agreement, as noted above, combined with cash flow to be generated from future operations will be sufficient for the operations of the Company, including debt service, dividend payments and costs associated with the expansion of its Speedo'r' Authentic Fitness'r' Retail Division for at least the next twelve months. Although the Company believes that its current credit agreement and cash flow to be generated from future operations will also be sufficient for its long-term operations (periods beyond the next twelve months) circumstances may arise that would require the Company to seek additional financing. In those circumstances the Company expects to evaluate additional sources of funds, for example, sales of additional common stock and expanded or additional bank credit facilities.

YEAR 2000 COMPLIANCE

     Comprehensive plans for achieving Year 2000 compliance were finalized during fiscal 1998 and implementation work is well underway as of the end of the second quarter of fiscal 1999. The Company is currently implementing the Year 2000 critical business processes and application systems. All required systems modifications are expected to be completed by the end of fiscal 1999. Also during fiscal 1999, attention has been and will continue to be focused on compliance attainment efforts of vendors and other third parties, including key system interfaces with customers and suppliers. Notwithstanding the efforts described above, the Company could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by unrelated business entities. Contingency plans are therefore under development to mitigate the extent of such potential disruption to business operations. The total estimated cost to the Company for enhanced hardware and software applications and to achieve Year 2000 compliant systems is expected to require expenditures, primarily capital, of approximately $6.0 million.

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

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of stockholders was held on November 19, 1998. The following matters were voted upon by the shareholders:

          (1) Election of Directors

             (a) Mrs. Linda J. Wachner was re-elected to the Board of Directors to serve a three-year term expiring at the 2001 Annual Meeting of Stockholders. 12,950,006 votes were cast for the election of Mrs. Wachner and 319,275 votes were withheld, abstained or were broker non votes.

             (b) Mr. Robert D. Walter was re-elected to the Board of Directors to serve a three-year term expiring at the 2001 Annual Meeting of Stockholders. 12,951,086 votes were cast for the election of Mr. Walter and 318,195 votes were withheld, abstained or were broker non votes.

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K.

     (a) Exhibits

        10.2   -- Second Amendment, dated as of December 23, 1998, to the Restated Credit Agreement dated as of
                 March 18, 1998, among Authentic Fitness Products, Inc. as Borrower, Authentic Fitness Corporation
                 as Parent, The Financial Institutions named as Lenders, The Bank of Nova Scotia and General
                 Electric Capital Corporation as Agents, The Bank of Nova Scotia as Administrative Agent, Paying
                 Agent, Swing Line Bank and Fronting Bank, General Electric Credit Corporation as Documentation
                 Agent and Collateral Agent and Societe Generale as Co-Agent.
        10.3   -- Trade Credit Facility, dated as of December 23, 1998, among Authentic Fitness Products, Inc. as
                 Borrower, Authentic Fitness Corporation as Parent, The Financial Institutions named as Lenders and
                 The Bank of Nova Scotia as Lead Arranger and Administrative Agent.
        27.1   -- Financial Data Schedule

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AUTHENTIC FITNESS CORPORATION

Date: February 16, 1999                   By:      /S/ CHRISTOPHER G. STAFF
                                             ...................................
                                                    CHRISTOPHER G. STAFF
                                               PRESIDENT AND CHIEF OPERATING
                                                         OFFICER

Date: February 16, 1999                   By:       /S/ MICHAEL P. MC HUGH
                                             ...................................
                                                     MICHAEL P. MC HUGH
                                              SENIOR VICE PRESIDENT AND CHIEF
                                                    FINANCIAL OFFICER
                                             PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER