Form 10-Q
period 1999-04-03
AUTHENTIC FITNESS CORP
filed 1999-05-18
CIK 887538

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     The number of shares of the registrant's Common Stock outstanding as of May 6, 1999 was: 23,003,286.

________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         APRIL 3, 1999    JULY 4, 1998
                                                                                         -------------    ------------
                                                                                          (UNAUDITED)

                                        ASSETS
Current assets:
     Cash.............................................................................     $     751        $    638
     Accounts receivable, net.........................................................       145,976         114,710
     Accounts receivable from affiliates..............................................         7,088           7,250
     Inventories:
          Finished goods..............................................................        63,858          46,156
          Raw material and work in process............................................        33,766          17,754
                                                                                         -------------    ------------
               Total inventories......................................................        97,624          63,910
     Other current assets.............................................................        10,877           8,080
                                                                                         -------------    ------------
               Total current assets...................................................       262,316         194,588
Property, plant and equipment, (net of accumulated depreciation of $29,329 and
  $23,289, respectively)..............................................................        50,187          50,417
Other assets, net.....................................................................        63,964          71,157
                                                                                         -------------    ------------
                                                                                           $ 376,467        $316,162
                                                                                         -------------    ------------
                                                                                         -------------    ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility........................................     $ 116,130        $ 61,963
     Current maturities of long-term debt.............................................        10,297           9,324
     Accounts payable and accrued liabilities.........................................        65,489          30,065
     Payable to affiliates............................................................        22,964          16,604
     Accrued income taxes.............................................................         6,197           4,386
     Deferred income taxes............................................................         3,149           3,149
                                                                                         -------------    ------------
               Total current liabilities..............................................       224,226         125,491
Long-term debt........................................................................        28,018          33,178
Deferred income taxes.................................................................         6,643           6,651
Stockholders' equity:
     Preferred stock; $.01 par value..................................................         --               --
     Common stock; $.001 par value....................................................            23              23
     Additional paid-in capital.......................................................       163,347         163,164
     Cumulative translation adjustment................................................        (1,285)         (1,173)
     Retained earnings (deficit)......................................................         5,220          (2,286)
     Treasury stock, at cost..........................................................       (49,725)         (8,886)
                                                                                         -------------    ------------
               Total stockholders' equity.............................................       117,580         150,842
                                                                                         -------------    ------------
                                                                                           $ 376,467        $316,162
                                                                                         -------------    ------------
                                                                                         -------------    ------------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               THIRD QUARTER ENDED                NINE MONTHS ENDED
                                                          ------------------------------    ------------------------------
                                                          APRIL 3, 1999    APRIL 4, 1998    APRIL 3, 1999    APRIL 4, 1998
                                                          -------------    -------------    -------------    -------------
                                                                                    (UNAUDITED)
Net revenues...........................................     $ 144,293        $ 127,935        $ 261,949        $ 237,554
Cost of goods sold.....................................        86,531           74,287          156,661          138,397
                                                          -------------    -------------    -------------    -------------
Gross profit...........................................        57,762           53,648          105,288           99,157
Selling, general and administrative expenses (See Note
  5)...................................................        30,588           27,415           77,882           71,528
                                                          -------------    -------------    -------------    -------------
Income before interest and income taxes................        27,174           26,233           27,406           27,629
Interest expense.......................................         4,196            4,187           10,134           10,815
                                                          -------------    -------------    -------------    -------------
Income before provision for income taxes...............        22,978           22,046           17,272           16,814
Provision for income taxes.............................         8,962            8,092            6,736            6,052
                                                          -------------    -------------    -------------    -------------
Income before cumulative effect of change in accounting
  principle............................................        14,016           13,954           10,536           10,762
Cumulative effect of change in accounting principle,
  net of tax benefit (See Note 3)......................         --               --              (2,518)           --
                                                          -------------    -------------    -------------    -------------
Net income.............................................     $  14,016        $  13,954        $   8,018        $  10,762
                                                          -------------    -------------    -------------    -------------
                                                          -------------    -------------    -------------    -------------
Basic earnings per share:
     Income before cumulative effect of change in
       accounting principle............................       $0.71            $0.63            $0.51            $0.48
     Cumulative effect of change in accounting
       principle.......................................         --               --             (0.12)             --
Basic earnings per share...............................       $0.71            $0.63            $0.39            $0.48
                                                              -----            -----            -----            -----
                                                              -----            -----            -----            -----
Diluted earnings per share:
     Income before cumulative effect of change in
       accounting principle............................       $0.69            $0.62            $0.51            $0.48
     Cumulative effect of change in accounting
       principle.......................................         --               --             (0.12)             --
                                                              -----            -----            -----            -----
Diluted earnings per share.............................       $0.69            $0.62            $0.39            $0.48
                                                              -----            -----            -----            -----
                                                              -----            -----            -----            -----
Cash dividends per share of common stock...............       $0.01            $0.01            $0.04            $0.04
                                                              -----            -----            -----            -----
                                                              -----            -----            -----            -----
Weighted average number of shares of common stock
  outstanding:
     Basic.............................................      19,699,662       22,301,263       20,568,466       22,235,068
                                                             ----------       ----------       ----------       ----------
                                                             ----------       ----------       ----------       ----------
     Diluted...........................................      20,188,732       22,615,561       20,829,780       22,435,903
                                                             ----------       ----------       ----------       ----------
                                                             ----------       ----------       ----------       ----------

Related party transactions included in the Consolidated Condensed Statements of Operations:
     Product sales.....................................     $   7,252        $     186        $  13,794        $   1,784
     Purchases of goods and services...................         7,150            3,539           15,001            6,001
     Royalties paid or accrued.........................         3,119            1,986            5,966            4,435
     Interest expense..................................         1,451            1,489            3,429            3,908
     Rent..............................................           149              127              426              416

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                        ------------------------------
                                                                                        APRIL 3, 1999    APRIL 4, 1998
                                                                                        -------------    -------------
                                                                                                 (UNAUDITED)
Cash flows from operating activities:
     Net income......................................................................     $   8,018        $  10,762
     Non-cash items included in net income:
          Depreciation and amortization..............................................         7,871            7,754
          Other......................................................................         2,376            1,612
          Non-recurring item (See Note 5)............................................         3,074            1,408
          Cumulative effect of change in accounting principle........................         4,128             --
     Income taxes....................................................................         1,811            6,514
     Other changes in operating accounts.............................................       (26,835)         (62,771)
                                                                                        -------------    -------------
          Net cash provided by (used in) operating activities........................           443          (34,721)
                                                                                        -------------    -------------
Cash flows from investing activities:
     Purchase of equipment and other long-term assets................................        (7,202)          (3,328)
     Other, net......................................................................          (706)             117
                                                                                        -------------    -------------
          Net cash used in investing activities......................................        (7,908)          (3,211)
                                                                                        -------------    -------------
Cash flows from financing activities:
     Net borrowing under revolving credit facility...................................        54,167           49,517
     Net proceeds (payments) from the sale of common stock and exercise of stock
      options........................................................................           185           (2,965)
     Repayments of debt..............................................................        (4,187)          (2,992)
     Purchase of treasury stock......................................................       (40,839)          (4,302)
     Dividends paid..................................................................          (801)            (839)
     Payment of deferred financing fees..............................................          (947)            (569)
                                                                                        -------------    -------------
          Net cash provided by financing activities..................................         7,578           37,850
                                                                                        -------------    -------------
Increase (decrease) in cash..........................................................           113              (82)
Cash at beginning of period..........................................................           638            1,246
                                                                                        -------------    -------------
Cash at end of period................................................................     $     751        $   1,164
                                                                                        -------------    -------------
                                                                                        -------------    -------------
Other changes in operating accounts:
     Accounts receivable.............................................................     $ (31,104)       $ (51,034)
     Inventories.....................................................................       (34,411)          (8,048)
     Other current assets............................................................        (2,797)          (3,898)
     Accounts payable and accrued liabilities........................................        41,477              209
                                                                                        -------------    -------------
                                                                                          $ (26,835)       $ (62,771)
                                                                                        -------------    -------------
                                                                                        -------------    -------------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all of the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of April 3, 1999 as well as its results of operations and cash flows for the periods ended April 3, 1999 and April 4, 1998. Operating results for interim periods may not be indicative of results for the full fiscal year. The consolidated condensed balance sheet as of July 4, 1998 is derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 4, 1998. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

NOTE 2 -- CAPITAL STOCK

     On March 1, 1999, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per share to be paid on April 8, 1999 to shareholders of record as of March 11, 1999. In 1997, the Company's Board of Directors authorized a stock repurchase program which permitted the Company to buy up to $50.0 million of its outstanding Common Stock. As of January 2, 1999, the Company had purchased approximately 3.3 million shares of its Common Stock at an aggregate cost of approximately $49.7 million.

NOTE 3 -- NEW ACCOUNTING STANDARDS

     In April 1998, the Financial Accounting Standards Board ('FASB') approved the Statement of Position ('SOP') 98-5 'Reporting on the Costs of Start-Up Activities'. The Company early adopted SOP 98-5 effective with the beginning of fiscal 1999. The SOP requires that start-up costs, as defined, be expensed as incurred. It had been the Company's consistent accounting policy to capitalize such costs for amortization over appropriate periods from 12 to 36 months. The Company recorded a cumulative charge of approximately $2.5 million, net of income tax benefits (or $0.12 per diluted share). The effect of adopting SOP 98-5 has had an immaterial effect on income before the cumulative effect of change in accounting principle in fiscal 1999.

     The Company adopted Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' ('SFAS 130') effective with the beginning of fiscal 1999. SFAS 130 establishes standards for reporting and display of changes in equity from nonowner sources in the financial statements, however, the adoption of SFAS 130 has no impact on the Company's net earnings or stockholders' equity. SFAS 130 requires, among other things, foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income was approximately $7.9 million and $10.6 million for the nine month periods ended April 3, 1999 and April 4, 1998, respectively.

NOTE 4 -- DEBT

     In March 1998, the Company entered into a restated credit agreement (increasing the facility by $15 million) with GE Capital, The Bank of Nova Scotia, Societe Generale, Union Bank of California and such other lenders as identified in the agreement (the 'Restated Credit Agreement'). In September 1998, the Company amended the Restated Credit Agreement (the 'Credit Agreement') such that the Company's ability to purchase its own Common Stock was increased to $50 million. The terms of the

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

Company's Credit Agreement are the same as those of the Restated Credit Agreement. The Restated Credit Agreement expires in September 2001 and provides for a term loan in the amount of $45 million and a revolving loan facility in the amount of $165 million. Borrowings under the Company's Restated Credit Agreement bear interest at LIBOR plus 1.00%. The rate of interest payable on outstanding borrowings will be automatically reduced to as low as LIBOR plus 0.75%, as the Company's EBITDA to debt ratio improves to 2.5 to 1.

     On December 23, 1998, the Company entered into a $50 million credit agreement ('Trade Credit Facility') with certain lenders under the Company's Credit Agreement for the issuance of letters of credit and trade financing. The trade financing portion of the Trade Credit Facility has a $40 million limit and accrues interest at the lender's base rate plus 0.50% or at LIBOR plus 1.50% on the unpaid principal. The Trade Credit Facility expires in December 1999. In conjunction with entering into the Trade Credit Facility, the Company also amended certain portions of its Credit Agreement to facilitate such Trade Credit Facility.

     In June 1998, the Company entered into an interest rate swap agreement (the 'Swap Agreement') with a bank that is a lender in the Restated Credit Agreement. The Swap Agreement allows the Company to convert variable rate borrowings with a notional amount of $75 million to a fixed interest rate. Borrowings under the Swap Agreement are currently fixed at 6.66% until maturity in September 2003. The variable LIBOR rate under the Swap Agreement is approximately 5.00% as of April 3, 1999. Differences between the fixed interest rate and the variable interest rate are settled quarterly and resulted in increased interest expense of approximately $0.4 million for the nine month period ended April 3, 1999.

NOTE 5 -- NON-RECURRING EXPENSES

     On October 2, 1998, the Company announced plans to discontinue sourcing from KT West, Inc. from the Company's owned Checotah, Oklahoma facility and to consolidate sourcing from the Company's leased Montebello, California facility into the Company's Commerce, California facility. This decision was part of the Company's continued strategy to secure the most efficient sourcing of its products. The Company recorded a charge of approximately $2.0 million, net of income tax benefits (or $0.09 per diluted share) in the first quarter of fiscal 1999 primarily related to the above, including pre-tax charges of $2.2 million in non-cash asset write-offs, $0.6 million in connection with contractual obligations to KT West, Inc. and $0.5 million in other costs.

     The first nine months of fiscal 1998 includes a non-recurring expense of approximately $0.9 million, net of income tax benefits (or $0.04 per diluted share) related to the write-off of certain assets and other costs associated with closing the Company's Bally's Fitness Center stores, as well as a consolidation of the Company's manufacturing facilities.

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                         THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                                         --------------------    --------------------
                                                                         APRIL 3,    APRIL 4,    APRIL 3,    APRIL 4,
                                                                           1999        1998        1999        1998
                                                                         --------    --------    --------    --------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per share --
     Income before cumulative effect of change in accounting
       principle......................................................   $ 14,016    $ 13,954    $ 10,536    $ 10,762
                                                                         --------    --------    --------    --------
                                                                         --------    --------    --------    --------
Denominator for basic earnings per share --
     Weighted average shares..........................................     19,700      22,301      20,568      22,235
Effect of dilutive securities:
     Employee stock options...........................................        489         315         262         201
                                                                         --------    --------    --------    --------
Denominator for diluted earnings per share --
     Weighted average adjusted shares.................................     20,189      22,616      20,830      22,436
                                                                         --------    --------    --------    --------
                                                                         --------    --------    --------    --------
Basic earnings per share before cumulative effect of change in
     accounting principle.............................................    $0.71       $0.63       $0.51       $0.48
                                                                          -----       -----       -----       -----
                                                                          -----       -----       -----       -----
Diluted earnings per share before cumulative effect of change in
     accounting principle.............................................    $0.69       $0.62       $0.51       $0.48
                                                                          -----       -----       -----       -----
                                                                          -----       -----       -----       -----

     Options to purchase 2,387,650 shares of common stock at prices ranging from $15.25 to $20.88 per share were outstanding during the first nine months of fiscal 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire from August 2004 through May 2008, were still outstanding as of April 3, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)
                        (AMOUNTS IN MILLIONS OF DOLLARS)


                                                                        THIRD QUARTER ENDED        NINE MONTHS ENDED
                                                                       ---------------------     ---------------------
                                                                       APRIL 3,     APRIL 4,     APRIL 3,     APRIL 4,
                                                                         1999         1998         1999         1998
                                                                       --------     --------     --------     --------
Net revenues........................................................    $144.3       $127.9       $261.9       $237.6
Cost of goods sold..................................................      86.5         74.3        156.7        138.4
                                                                       --------     --------     --------     --------
Gross profit........................................................      57.8         53.6        105.3         99.2
  % of net revenues.................................................      40.0%        41.9%        40.2%        41.7%
Selling, general and administrative expenses........................      30.6         27.4         74.6         70.1
Non-recurring item..................................................      --           --            3.3          1.4
                                                                       --------     --------     --------     --------
Income before interest and income taxes.............................      27.2         26.2         27.4         27.6
Interest expense....................................................       4.2          4.2         10.1         10.8
Provision for income taxes..........................................       9.0          8.1          6.7          6.1
                                                                       --------     --------     --------     --------
Income before cumulative effect of change in accounting principle...      14.0         13.9         10.5         10.8
Cumulative effect of change in accounting principle.................      --           --           (2.5)        --
                                                                       --------     --------     --------     --------
Net income..........................................................    $ 14.0       $ 13.9       $  8.0       $ 10.8
                                                                       --------     --------     --------     --------
                                                                       --------     --------     --------     --------

     Net revenue for the third quarter of fiscal 1999 increased 12.8% to $144.3 million compared to $127.9 million in the third quarter of fiscal 1998. Speedo'r' Division net revenues for the third quarter of fiscal 1999 increased 24.1% to $81.1 million from $65.4 million in the third quarter of fiscal 1998. Men's swim increased 31.1% over last year, while core racing increased 30.4% and kids were up 20.3%. Speedo'r' Authentic Fitness'r' Retail Division net revenue increased 13.7% to $13.7 million in the third quarter of fiscal 1999 from $12.0 million in the third quarter of fiscal 1998, with same store sales increasing 11.2% over the year earlier period. At May 6, 1999 the Company had 138 stores open. The Designer Swimwear Division's net revenue increased 11.6% to $49.5 million in the third quarter of fiscal 1999 from $44.3 million last year, primarily due to the success of the newly introduced Ralph Lauren'r', Polo Sport Ralph Lauren'r' and Polo Sport-RLX'r' brand swimwear for women and girls. Designer division net revenues for the third quarter of fiscal 1998 includes $7.0 million of insurance proceeds related to the Company's warehouse fire in Los Angeles, CA.

     Net revenue for the first nine months of fiscal 1999 increased 10.3% to $261.9 million compared to $237.6 million in the first nine months of fiscal 1998. Speedo'r' Division net revenues for the first nine months of fiscal 1999 increased 18.7% to $144.1 million compared to $121.4 million in the first nine months of fiscal 1998. Kid's swim increased 18.3% over last year, while men's swim was up 16.1%. Speedo'r' Authentic Fitness'r' Retail Division net revenues for the first nine months of fiscal 1999 increased 8.3% to $44.5 million compared to $41.1 million in the first nine months of fiscal 1998, with same store sales increasing 7.6% over the year earlier period. Designer swimwear net revenues for the first nine months of fiscal 1999 increased 6.5% to $73.3 million compared to $68.9 million in the first nine months of fiscal 1998.

     Gross profit for the third quarter of fiscal 1999 increased to $57.8 million from $53.6 million in the third quarter of fiscal 1998. The increase in gross profit reflects increased Speedo'r' division and Speedo'r' Authentic Fitness'r' Retail Division sales. Gross profit as a percentage of net revenue was 40.0% in the third quarter of fiscal 1999 compared to 41.9% (or 38.6% in the third quarter of fiscal 1998 after adjusting for the insurance proceeds noted above). Gross profit for the first nine months of fiscal 1999 increased to $105.3 million, an increase of 6.2% compared to $99.2 million in the first nine months of fiscal 1998. The increase in gross profit for the first nine months of fiscal 1999 reflects improved Speedo'r' sales mix and higher Speedo'r' division and Speedo'r' Authentic Fitness'r' Retail Division sales, as noted above. Gross profit as a percentage of net revenues was 40.2% in the first nine months of fiscal 1999 versus 41.7% (or 40.0% in the first nine months of fiscal 1998 after adjusting for the insurance proceeds noted above). The increase in gross profit as a percentage of net revenues for both the third quarter and first nine months of fiscal 1999 is due to the Company's decision to consolidate manufacturing facilities, improved sales mix in the Speedo'r' Division and the higher level of Speedo'r' Authentic Fitness'r' Retail Division sales, which generate a higher gross profit margin than the wholesale divisions.

     Selling, general and administrative expenses were $30.6 million in the third quarter of fiscal 1999 compared to $27.4 million in the third quarter of fiscal 1998. S,G&A as a percentage of net revenues decreased to 21.2% in the third quarter of fiscal 1999 compared to 21.4% in the third quarter of fiscal 1998. Selling, general and administrative expenses for the first nine months of fiscal 1999 were $74.6 million compared to $70.1 million in the first nine months of fiscal 1998. S,G&A as a percentage of net revenues decreased to 28.5% for the first nine months of fiscal 1999 compared to 29.5% for the first nine months of fiscal 1998. The decrease in S,G&A as a percentage of net revenues in both the third quarter and first nine months of fiscal 1999 resulted from higher sales volume and expense control.

     Interest expense was $4.2 million in the third quarter of fiscal 1999, equal to that of the third quarter of fiscal 1998. Interest expense for the first nine months of fiscal 1999 was $10.1 million compared to $10.8 million in the first nine months of fiscal 1998. The decrease in interest expense was achieved through strong cash flow in the first nine months of fiscal 1999 versus the prior year as a result of improved accounts receivable collections and an increase in accounts payable, partially offset by the completion of the Company's $50 million stock buyback program.

     The Company's effective income tax rate for the third quarter and first nine months of fiscal 1999 was 39% versus 37% and 36% in the corresponding fiscal 1998 periods, respectively. The provision for income taxes reflects the expense required to record the full year tax rate in the income tax provision for the nine month year-to-date period.

     In the first quarter of fiscal 1999, the Company recorded a cumulative charge of approximately $2.5 million, net of income tax benefits (or $0.12 per diluted share) to reflect the early adoption of SOP 98-5 'Reporting on the Costs of Start-Up Activities'. The Company adopted SOP 98-5 effective with the beginning of fiscal 1999. The SOP requires that start-up costs, as defined, be expensed as incurred. It had been the Company's consistent accounting policy to capitalize such costs for amortization over appropriate periods from 12 to 36 months. The effect of adopting SOP 98-5 has had an immaterial effect on income before the cumulative effect of change in accounting principle in fiscal 1999. The Company recorded a non-recurring expense of $2.0 million, net of income tax benefits (or $0.09 per diluted share) in the first quarter of fiscal 1999 related to the Company's decision to discontinue sourcing from KT West, Inc. from the Company's owned Checotah, Oklahoma facility and to consolidate sourcing from the Company's leased Montebello, California facility into the Company's Commerce, California facility.

     Net income for the third quarter of fiscal 1999 was $14.0 million compared to $13.9 million in the third quarter of fiscal 1998. Net income before charges increased 8.1% to $12.6 million in the first nine months of fiscal 1999 compared to $11.6 million in the first nine months of fiscal 1998. Net income after charges for the first nine months of fiscal 1999 was $8.0 million compared to $10.8 million recorded in the first nine months of fiscal 1998.

CAPITAL RESOURCES AND LIQUIDITY

     On March 18, 1998, the Company entered into a restated credit agreement (increasing the facility by $15 million) with GE Capital, The Bank of Nova Scotia, Societe Generale, Union Bank of California and such other lenders as identified in the agreement (the 'Restated Credit Agreement'). On September 14, 1998, the Company amended the Restated Credit Agreement (the 'Credit Agreement') such that the Company's ability to purchase its own Common Stock was increased to $50 million. The terms of the Company's Credit Agreement are the same as those of the Restated Credit Agreement. The Restated Credit Agreement expires in September 2001 and provides for a term loan ('Term Loan') in the amount of $45 million and a revolving loan facility ('Revolving Loan') in the amount of $165 million. Borrowings under the Restated Credit Agreement accrue interest at the lenders' base rate or at LIBOR plus 1.00%. The rate of interest payable on outstanding borrowings will be automatically reduced to as low as LIBOR plus 0.75%, as the Company's EBITDA to debt ratio improves to 2.5 to 1.

     On December 23, 1998, the Company entered into a $50 million credit agreement ('Trade Credit Facility') with certain lenders under the Company's Credit Agreement for the issuance of letters of credit and trade financing. The trade financing portion of the Trade Credit Facility has a $40 million limit and accrues interest at the lender's base rate plus 0.50% or at LIBOR plus 1.50% on the unpaid principal. The Trade Credit Facility expires in December 1999. In conjunction with entering into the Trade Credit Facility, the Company also amended certain portions of its Credit Agreement to facilitate such Trade Credit Facility.

     In 1997, the Company's Board of Directors authorized a stock repurchase program which allowed the Company to buy up to $50.0 million of its outstanding Common Stock. As of January 2, 1999, the Company had purchased approximately 3.3 million shares of its Common Stock at an aggregate cost of approximately $49.7 million.

     On March 1, 1999, consistent with the Company's goal of providing increased stockholder value, the Company declared its fifteenth successive quarterly cash dividend of 1.25[c] per share, equivalent to an annual rate of 5[c] per share. The Company believes that its stock repurchase program as well as the regular quarterly cash dividend demonstrates the Company's ongoing commitment to increase stockholder value.

     The Company plans to expand its channels of distribution and provide growth in its operations by opening additional Speedo'r' Authentic Fitness'r' retail stores. The Company currently has 138 stores open. The cost of leasehold improvements, fixtures and the additional working capital associated with the opening of an average new store is expected to be approximately $250,000.

     The Company's liquidity requirements have historically arisen primarily from its debt service requirements and the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs arising at the end of the third quarter and beginning of the fourth quarter of the fiscal year. The Company typically generates nearly all of its operating cash flow in the second half of the fiscal year reflecting third and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year. The Company meets its seasonal working capital needs by utilizing amounts available under its revolving line of credit.

     Cash provided by operating activities in the first nine months of fiscal 1999 was $0.4 million compared to a use of $(34.7) million in the first nine months of fiscal 1998. The significant improvement in cash provided by operating activities in the first nine months of fiscal 1999 is primarily due to an increase in accounts receivable collections, noting a 5 day decrease in days outstanding, and an increase in accounts payable associated with merchandise purchases.

     Cash used in investing activities increased to $(7.9) million in the first nine months of fiscal 1999 compared to $(3.2) million in the first nine months of fiscal 1998 primarily reflecting increased capital expenditures. Fiscal 1999 capital expenditures primarily relate to new information systems and the opening of new Speedo'r' Authentic Fitness'r' retail stores.

     Cash provided by financing activities was $7.6 million in the first nine months of fiscal 1999 compared to $37.9 million in the first nine months of fiscal 1998. The decrease in cash provided by financing activities primarily reflects the repurchase of $40.8 million of the Company's Common Stock partially offset by seasonal borrowing under the Company's revolving line of credit. The Company's Revolving Loan balance was $124.0 million at the end of the third quarter of fiscal 1999. At May 6, 1999, the Company had approximately $51 million of additional credit available under its Revolving Loan.

     The Company believes that funds available under its Credit Agreement, as noted above, combined with cash flow to be generated from future operations will be sufficient for the operations of the Company, including debt service, dividend payments and costs associated with the expansion of its Speedo'r' Authentic Fitness'r' Retail Division for at least the next twelve months. The Company believes that its current credit agreement and cash flow to be generated from future operations will also be sufficient for its long-term operations (periods beyond the next twelve months).

YEAR 2000 COMPLIANCE

     The Company has assessed and modified its computer systems and business processes to provide for their continued functionality with the arrival of the Year 2000 and is also assessing the readiness of third parties with which it interacts.

     In the third quarter of fiscal 1999, the Company successfully completed all of the required modifications and internal testing with regards to its Year 2000 readiness. The pre-tax costs associated with the required modifications are expected to approximate $0.5 million, which are expensed as incurred. In addition, the Company expects to incur approximately $6.0 million in capital expenditures for enhanced hardware and software applications and to achieve Year 2000 compliance. Of that $6.0 million, $2.2 million was incurred during fiscal 1998, with the remainder having been incurred, or to be incurred, during fiscal 1999.

     Attention continues to be focused on compliance attainment efforts of vendors and other third parties, including key system interfaces with customers and suppliers. The failure of key third parties who do business with the Company or governmental agencies to timely remediate their Year 2000 issues could cause system failures or errors and business interruptions. The Company has contacted key suppliers and vendors in order to determine the status of such third party Year 2000 remediation plans. The Company recognizes the need for Year 2000 contingency plans in the event that the remediation efforts of its vendors, suppliers and governmental and regulatory agencies are not timely completed. Evaluation of suppliers' and vendors' readiness is currently on-going. This process will continue throughout fiscal 1999.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

     This quarterly Report includes 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, possible Year 2000 disruption and financial difficulties encountered by customers. All statements other than statements of historical facts included in this quarterly report, including, without limitation, the statements under 'Management's Discussion and Analysis of Financial Condition', are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct.

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

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         27.1  -- Financial Data Schedule

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the third quarter of fiscal 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AUTHENTIC FITNESS CORPORATION

Date: May 18, 1999                        By:      /s/ CHRISTOPHER G. STAFF
                                             ...................................
                                                    CHRISTOPHER G. STAFF
                                               PRESIDENT AND CHIEF OPERATING
                                                         OFFICER

Date: May 18, 1999                        By:       /s/ MICHAEL P. MC HUGH
                                             ...................................
                                                     MICHAEL P. MC HUGH
                                              SENIOR VICE PRESIDENT AND CHIEF
                                                    FINANCIAL OFFICER
                                             PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER

                          STATEMENT OF DIFFERENCES
                          ------------------------

The registered trademark symbol shall be expressed as ................ 'r'
The cent sign shall be expressed as .................................. [c]