Form 10-K405
period 1999-07-03
AUTHENTIC FITNESS CORP
filed 1999-09-30
CIK 887538

________________________________________________________________________________
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED JULY 3, 1999
                            OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM        TO

                       COMMISSION FILE NUMBER: 1-11202
                            ------------------------
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (323) 726-1262
                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                  ON WHICH REGISTERED
- ---------------------------------------      -----------------------
Common Stock, par value $.001 per share      New York Stock Exchange
Series A Junior Participating Preferred
    Stock, par value $.01 per share          New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 27, 1999 was approximately $228,525,000

     The number of shares of Common Stock outstanding as of September 27, 1999 was 20,071,061

     Documents incorporated by reference: The definitive Proxy Statement of Authentic Fitness Corporation, relating to the 1999 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

________________________________________________________________________________
________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

     Authentic Fitness Corporation (the 'Company'), a Delaware corporation, was organized in 1990. The Company designs, manufactures and markets swimwear, swim accessories and active fitness apparel under the Speedo'r', Speedo'r' Authentic Fitness'r', Catalina'r', Anne Cole'r', Cole of California'r', Ralph Lauren'r', Polo Sport Ralph Lauren'r', Polo Sport-RLX'r', Oscar de la Renta'r', Sunset Beach'r', Sandcastle'r' and Sporting Life'r' brand names; and activewear and swimwear under the White Stag'r' brand name. In addition, the Company operates 139 Speedo'r' Authentic Fitness'r' retail stores, which sell active fitness apparel in major metropolitan areas of the United States and Canada, including an E-commerce Internet website -- Speedo.com. The Speedo'r', Designer Swimwear and Retail Divisions accounted for 55%, 30% and 15% of fiscal 1999 net revenues, respectively.

     The Company has leveraged the strength of its brand names and reputation for quality to (i) continue to develop its core business, (ii) expand its product offerings into new categories and (iii) enter new channels of distribution. Due to the successful implementation of these strategies, the Company's net revenues increased to $410.8 million in fiscal 1999 from $85.5 million in fiscal 1991, a compound annual growth rate of 21.7%.

SPEEDO'r' DIVISION

     The Speedo'r' brand name is preeminent in the competition swimwear market with over a 60% market share in fiscal 1999 and is widely recognized for product innovation, quality and performance. The Speedo'r' Division's product line consists of women's and men's competition swimwear and swim accessories, men's swimwear and coordinating T-shirts, women's fitness swimwear, Speedo'r' Authentic Fitness'r' activewear and children's swimwear, all of which are marketed under the Speedo'r' brand name. The Company's license to use the Speedo'r' trademark and such other related trademarks was granted in perpetuity subject to certain conditions by Speedo International, Ltd., the licensor of the Speedo'r' brand name and is exclusive in the United States, its territories and possessions, Canada, Mexico and the Caribbean Islands.

     The Company's strategy for the Speedo'r' Division is to attract new customers to its core competition swimwear lines, and to expand its dominance in competition swimwear to other markets for fitness apparel such as aerobics, recreational water sports and volleyball; thereby targeting customers for whom performance, quality and authenticity are important product attributes and to open new channels of distribution, including its growing chain of Speedo'r' Authentic Fitness'r' retail stores and on-line internet store -- Speedo.com.

     Speedo'r' swimwear has been associated with swimming and diving champions since the 1950's, when it was first worn by the Australian Olympic Swim Team. In the 1996 Olympics in Atlanta, 24 out of 26 U.S. swimming medals were won by athletes wearing Speedo'r' suits. Speedo'r' continued its dominance in international swimming at the 1999 Pan Pacific Championships in Sydney, Australia. At this meet, 12 world records were broken, all by swimmers wearing Speedo'r' Aquablade'TM' swimsuits. Overall, swimmers wearing Speedo'r' won 24 of the 26 gold medals. At the 1999 U.S. National Swimming Championships swimmers wearing Speedo'r' won 25 of 28 gold medals. Overall, over 90% of the swimmers competing at the U.S. Junior and Senior National Championships in 1999 were wearing Speedo'r' swimwear.

     The Company has long term promotional contracts with Olympic medalists and world champion swimmers including Amy Van Dyken, Jenny Thompson, Lenny Krayzelburg, Brooke Bennett, Bill Pilczuk, Josh Davis, Janet Evans and Summer Sanders. Top U.S. Olympic hopeful in diving, Mark Ruiz, and diving legend Greg Louganis are also under contract to Speedo'r' along with the top beach volleyball players in the U.S., including multiple gold medalist Karch Kiraly, and past Olympians Holly McPeak, Barbara Fontana, and Linda Hanley.

     Since 1985, the Company has been an official sponsor of the U.S. National Swim Federation, the U.S. Diving Federation and, since 1993, the U.S.A. Water Polo Federation as well as the corresponding Canadian federations. Speedo'r' also has become dominant in Triathlon with promotional agreements with the top U.S. athletes, including the top ranked U.S. woman, Barb Lindquist. Speedo'r' is the official apparel of USA Triathlon and Triathlon Canada and will be outfitting all of the U.S. and Canadian competitors when triathlon makes its debut as an Olympic sport in Sydney in 2000. These agreements extend through the year 2000, ensuring Speedo'r' exposure at the 2000 Olympic Games in Sydney. Management believes these athletes and federations provide exposure and publicity prior to and during the Olympic Games and other national and international swim meets that benefits not only the Company's competition swimwear but also the Company's other Speedo'r' swimwear and accessories, as well as the Speedo'r' Authentic Fitness'r' line of active fitness apparel.

     The Company is the official swimwear and activewear sponsor of the 1999 Miss Teen USA and the 2000 Miss USA and Miss Universe pageants.

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

     The Company's competition swimsuits are manufactured to provide outstanding fit, thus reducing water drag and enhancing comfort and freedom of movement. The fabric used in these swimsuits also resists degradation from the sun, pool chemicals and mildew enabling Speedo'r' competition swimsuits to last longer and to maintain their fit better than suits made with other Lycra'r' types. The Company consistently works to develop technologically advanced fabrics to provide superior performance, including the following: the revolutionary Speedo'r' Aquablade'TM' fabric which creates less water drag than exposed skin and the Speedo'r' Aquablade'TM' Vortex Generator swimsuit designed to reduce significant drag forces beneath the water. Speedo'r' Aquablade'TM' suits were worn by winners of 24 of the 26 gold medals at the 1999 Pan Pacific Championships. All twelve world records broken at the meet were set by swimmers wearing Speedo'r' Aquablade'TM' suits, including U.S. swimmers Lenny Krayzelburg and Jenny Thompson.

     The competition swimwear line is sold primarily through sporting goods stores and approximately 300 independent team dealers who interact with coaches and managers of competitive and recreational swim programs.

     The Company contracts domestically for the manufacture of substantially all products in its competition swimwear line. Nylon and nylon Lycra'r', the principal raw materials for the competition swimwear line, as well as the fitness swimwear line and certain Speedo'r' Authentic Fitness'r' products, are sourced from and printed by a variety of domestic and international mills and converters. The Company considers its relationships with its present fabric sources and manufacturers to be good.

     Net revenues for the competition swimwear line increased to $47.5 million in fiscal 1999 from $19.9 million in fiscal 1991, a compound annual growth rate of 11.5%.

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

     The Company has benefited from increased awareness of the Speedo'r' Authentic Fitness'r' line as a result of its increasing promotional presence in Beach Volleyball, Triathlon, and Water-ski. The Company's promotional agreements with Karch Kiraly, Holly McPeak, Barbara Fontana and Linda Hanley assures Speedo'r' that the brand will be well represented at the Sydney Olympics and in the events leading up to those games. All of the U.S. athletes competing at the first Olympic Triathlon in Sydney will be wearing apparel from Speedo'r's Triathlon line. Speedo'r's growing active swim line is also getting increased exposure through sponsorship of the Women's pro water-ski tour, the outfitting of all of the women on the U.S. pro tour, the Company's sponsorship of top women water-skiers and wakeboarders and the sponsorship of the American Water-ski Federation.

     The increased awareness of the Speedo'r' and Speedo'r' Authentic Fitness'r' brands has allowed the Company to further expand its product line. In fiscal 1993, the Company introduced a line of swimwear, T-shirts and sportswear for children. The Speedo'r' kids line has been highly successful generating net revenues of $31.3 million in fiscal 1999, an increase of more than 32% from fiscal 1998. In September 1996, the Company's Speedo'r' kids line was the winner of the prestigious Earnie Award presented by Earnshaw Publications for 'Excellence in Design -- Swimwear'. The Company expects that this business will continue to grow significantly in future years.

     The Company's fitness swimwear is sold primarily through department, sporting goods and specialty stores. The Speedo'r' Authentic Fitness'r' line of active fitness apparel is currently sold primarily through the Company's Speedo'r' Authentic Fitness'r' retail stores.

     The fitness swimwear and Speedo'r' Authentic Fitness'r' lines are currently sourced from, printed and manufactured by substantially the same mills, converters and sub-contractors as the competition swimwear line. Certain Speedo'r' Authentic Fitness'r' styles are manufactured in Company owned manufacturing facilities. The Company acquires the cotton, fleece and nylon used in some of its Speedo'r' Authentic Fitness'r' products from a variety of domestic and international sources and uses a variety of domestic and international sewing sub-contractors to produce them. The Company considers its relationship with these suppliers and sub-contractors to be good.

     Net revenues for the active fitness swimwear and related lines increased to $33.8 million in fiscal 1999 from $1.5 million in fiscal 1991, a compound annual growth rate of 47.6%.

MEN'S SWIMWEAR

     The Company's Speedo'r' brand watershorts were introduced in 1984 and are one of the leading brands of men's and boy's branded swimwear in department and specialty stores commanding a 15.1% market share for the 1999 selling season according to The NPD Group, Inc. The Company's watershorts are designed for men who participate in active sports and recreation in and out of the water. The watershorts are made of cotton or nylon fabric and come in a wide variety of color combinations, designs and lengths.

     Since 1990, the Company has offered a collection of colorful Speedo'r' T-shirts with bold graphics that coordinate with the color schemes and designs used in Speedo'r' swimwear to provide an important complement to the swimwear and Speedo'r' Authentic Fitness'r' lines. Stores which previously sold only Speedo'r' swimwear may now display Speedo'r' T-shirts with such swimwear and thus provide the consumer with the opportunity to purchase coordinated tops and bottoms. The Company has also developed garments for use for a wide variety of fitness activities, ranging from aerobics and running to triathlon and cycling. These garments include shorts, pants and tops primarily made of cotton and nylon knitted fabrics. The Company's successful extensions of the men's swimwear line include the introduction of the Speedo'r' Surf Runner'TM' nylon cross training watershorts, which have become a key item in Speedo'r's activewear collection.

     The Company's Speedo'r' brand watershorts and T-shirts are sold primarily through department, sporting goods and specialty stores and catalogs. The Company purchases T-shirt blanks and prints them domestically. The watershorts are sourced principally from a variety of international sources. The buying agent for products sourced from the Far East in fiscal 1999 was either ASCO International Sourcing Limited or Soaring Force Limited (collectively, 'ASCO'). ASCO is an affiliate of Pentland Ventures Ltd ('Pentland'), one of the Company's principal stockholders. The agreement with ASCO was terminated by the Company effective June 1999 and the Company has established its own buying office for sourcing in the Far East.

     Net revenues for men's swimwear, primarily watershorts and T-shirts increased to $46.8 million in fiscal 1999 from $15.7 million in fiscal 1991, a compound annual growth rate of 14.6%.

ACCESSORIES

     Speedo'r' accessories represent a major and growing product classification for the Company complementing the competition swimwear, aquatic fitness and recreational watersports lines. The Company's Speedo'r' accessories include a diverse range of products including swim goggles, swimming caps, nose clips, masks, snorkels, ear plugs, kickboards, flotation devices, and aquatic exercise gear including the Speedo'r' Aquatic Cross-Training Mitt'TM' which provides a more effective and efficient full body workout while swimming. Accessories which can be used by fitness participants out of the pool include duffel bags, athletic bags, sandals and Speedo'r' Surf Walker'r' and Beachers'r' footwear, for use by the pool or at the beach.

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

     Net revenues of the accessories line increased to $65.7 million in fiscal 1999 from $19.5 million in fiscal 1991, a compound annual growth rate of 16.4%.

DESIGNER SWIMWEAR DIVISION: CATALINA'r', ANNE COLE'r', COLE OF CALIFORNIA'r', RALPH LAUREN'r', POLO SPORT RALPH LAUREN'r' AND POLO SPORT-RLX'r', OSCAR DE LA RENTA'r', SANDCASTLE'r', SUNSET BEACH'r', SPORTING LIFE'r' AND WHITE STAG'r'

     The Designer Swimwear Division's product line consists of women's swimwear under the nationally recognized brand names: Catalina'r', Anne Cole'r', Cole of California'r', Oscar de la Renta'r', Sandcastle'r', Sunset Beach'r', Sporting Life'r' and White Stag'r'. Each of the brands targets a specific consumer and price point. Anne Cole'r' and Oscar de la Renta'r' are designer brands, Cole of California'r', Sandcastle'r' and Sporting Life'r' are missy brands and Sunset Beach'r' is a junior brand, all of which target the department and specialty store market. The Catalina'r' and White Stag'r' brands target the mass merchandise market. These brands have allowed the Company to expand its distribution in department and specialty stores and to add new channels of distribution, including mass merchandisers. Prior to the acquisition of the designer brands in 1993 ('Catalina/Cole Acquisition'), the Company estimates that less than 10% of the Company's total women's Speedo'r' swimwear sales were through department and specialty stores.

The Company seeks to grow its Designer Swimwear Division by expanding the number of stores that carry its brands and increasing the presence of its brands within each store location.

     On February 1, 1998, the Company entered into an exclusive worldwide license agreement with The Polo/Lauren Company, L.P. and PRL USA, Inc. and a design services agreement with Polo/Ralph Lauren Corporation for Ralph Lauren'r', Polo Sport Ralph Lauren'r' and Polo Sport-RLX'r' brand swimwear for women and girls. Under the license, the Company produces and markets swimsuits, bathing suits and coordinating cover-ups, tops and bottoms for women and girls. First shipments under this license agreement occurred in January 1999 and the Company exceeded its initial plan for fiscal 1999 by 30%, achieving
$11.5 million in net revenues.

     For the 1999 selling season, two of the Company's designer brand names were top ten best sellers at retail according to The NPD Group, Inc. Anne Cole'r' was the third best selling missy swimwear brand and Cole of California'r' was the seventh best selling missy swimwear brand.

     During fiscal 1994, the Company capitalized on the high level of consumer recognition and mass appeal of the Catalina'r' brand by repositioning it to a line of swimwear and active apparel for the mass merchandise market. The Company entered into a license agreement with Wal-Mart Stores, Inc. ('Wal-Mart') pursuant to which Wal-Mart has the right, on a non-exclusive basis, to source, distribute and sell activewear under the Catalina'r' brand name and to purchase from the Company Catalina'r' swimwear for distribution and sale in Wal-Mart stores. In fiscal 1999, net revenues from this agreement under the Catalina'r' brand were $31.2 million, a 22.5% increase over the $25.5 million in fiscal 1998.

     Also in fiscal 1994, the Company entered into an exclusive license agreement for a period of ten years with an option to renew for successive additional ten year terms with The Warnaco Group, Inc., a related party ('Warnaco'), pursuant to which Warnaco has the right to manufacture and distribute men's and women's sportswear under the Catalina'r' brand name. The Company recorded approximately $1.3 million of royalty income associated with this agreement in fiscal 1999. See Note 13 of Notes to Consolidated Financial Statements.

     In October 1993, the Company entered into a worldwide license agreement with Anne Cole and Anne Cole Design Studio Ltd. Under the worldwide license agreement, the Company obtained the exclusive right in perpetuity to use the Anne Cole'r' trademark for women's swimwear, activewear, beachwear and children's swimwear. The Company also owns the Cole of California'r' and Hot Coles'r' trademarks. In fiscal 1999, net revenues from these brands were $43.9 million, an increase of 35.5% from $32.4 million in fiscal 1998. Also in 1993, the Company entered into a worldwide license agreement with Oscar de la Renta Licensing Corporation for the design, manufacture and marketing of women's and girl's swimwear and activewear under the Oscar de la Renta'r' brand name.

     The White Stag'r' brand name, over 100 years old, is one of the most recognized brand names in the United States. In 1992, the Company made a strategic decision to capitalize on the awareness and potential mass appeal of the White Stag'r' brand name by redirecting it to a line of activewear, outerwear, swimwear and goggles for the mass merchandise market.

     The Designer Swimwear Division's net revenues have increased 310% to $125.4 million since the Catalina/Cole Acquisition in October 1993. Net revenues for the Designer Swimwear Division increased 18.2% to $125.4 million in fiscal 1999 from $106.1 million in fiscal 1998.

SPEEDO'r' AUTHENTIC FITNESS'r' RETAIL STORES DIVISION

     Speedo'r' Authentic Fitness'r' retail stores are designed to appeal to participants in water and land-based fitness activities, and to offer a complete line of Speedo'r' and Speedo'r' Authentic Fitness'r' products that sell throughout the year. The stores are a model for innovative retailing of the Company's products and a proving ground for new products and marketing and merchandising techniques. In November 1992, the Company opened its first Speedo'r' Authentic Fitness'r' retail store in Los Angeles; since then the Company has opened 138 additional stores in major metropolitan areas of the United States and Canada to bring the total number of stores opened to 139 as of July 3, 1999. During fiscal 1999, the Company opened six new stores while closing six others. The Company expects to open ten additional stores in fiscal 2000. The stores average approximately 1,100 square feet in size. Capital expenditures for each new store of average size are expected to be approximately $200,000 and will require approximately $50,000 of working capital. The Company believes that the success of the retail stores to date evidences substantial consumer interest in new innovative channelsd of distribution for fitness apparel.

     In December 1998, the Company launched its own Internet website -- Speedo.com through which its products can be purchased. This on-line E-commerce site presents Speedo'r' products in an easy-to-navigate, on-line catalog which allows our customers to view and purchase Speedo'r' swimwear, accessories, and active fitness apparel. The Company believes that this additional retail distribution channel will build brand equity, expand market penetration and improve customer service.

     Net revenues of the Retail Division increased 6.2% to $60.3 million in fiscal 1999 from $56.8 million in fiscal 1998 and comparable store sales increased 6.3% in fiscal 1999.

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

     The Company has a Canadian subsidiary which engages in manufacturing, sales and marketing activities. Net revenues of such Canadian operations contributed $15.3 million of the Company's net revenues for fiscal 1999. With the exception of the fluctuation of local currencies against the U.S. dollar, the Company does not believe that the Canadian operations are subject to risks which are significantly different from domestic operations.

DISTRIBUTION

     The Company has a distribution center located in Los Angeles, California with approximately 250,000 square feet and a facility in Sparks, Nevada with approximately 340,000 square feet. These facilities are used to ship to the Company's wholesale customers, retail stores and E-commerce customers. These facilities utilize bar code technology to provide inventory management and carton controls.

MANAGEMENT INFORMATION SYSTEMS

     The Company continues to invest in computer hardware, software systems and networks in order to provide comprehensive order processing, production, accounting and management information.

     The Company uses an EDI system to receive on-line orders from most of its major wholesale customers. The EDI technology enables the Company to facilitate the processing of customer orders and to collect sales information for planning and forecasting.

     The Company has point-of-sale registers and other software programs in the Speedo'r' Authentic Fitness'r' Retail Division that enable rapid stock replenishment at the store level and aid in merchandise planning.

IMPORTS AND IMPORT RESTRICTIONS

     Although the Company imported approximately 72.7% of its finished products in fiscal 1999, substantially all of its competition swimwear is sourced domestically or manufactured in facilities in the U.S. The Company's fashion swimwear for women is manufactured in the Company's facilities or is sourced from domestic and international contractors. A portion of the Company's manufacturing is performed by a related party (See Note 13 of Notes to Consolidated Financial Statements). Imports from certain countries are subject to the constraints imposed by bilateral agreements between the

United States and substantially all of the countries from which the Company imports goods. These agreements impose quotas that limit the quantity of certain types of goods, including many of those imported by the Company, which can be imported into the United States from those countries. Such agreements also allow the United States to impose, under certain conditions, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. The bilateral agreements through which quotas are imposed have been negotiated under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Arrangement. Many quota and tariff restrictions negotiated under the Multifiber Arrangement are being phased out over periods of up to ten years under the World Trade Organization.

     The Company's continued ability to source products that it imports may be adversely affected by additional bilateral agreements, unilateral trade restrictions, significant decreases in import quotas, the disruption of trade from exporting countries as a result of political instability or the imposition of additional duties, taxes and other charges on imports.

EMPLOYEES

     The Company and its subsidiaries employed approximately 1,100 employees at July 3, 1999, less than 1% of whom were represented by a labor union. The Company considers its relationship with employees to be good and has not experienced interruptions of operations due to labor disagreements.

CUSTOMERS

     The Company has over 3,000 customers worldwide. In fiscal 1999, Wal-Mart accounted for approximately 11% of the Company's net revenues.

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

TRADEMARKS AND LICENSING AGREEMENTS

     The Company has license agreements in perpetuity with Speedo International, Ltd. which permit the Company to design, manufacture and market certain men's, women's and children's apparel including swimwear, sportswear and a wide variety of other products using the Speedo'r' trademark and certain other trademarks including Speedo'r' Surf Walker'r' and Speedo'r' Authentic Fitness'r'. The Company's license to use the Speedo'r' trademark and such other trademarks was granted in perpetuity subject to certain conditions and is exclusive in the United States, its territories and possessions, Canada, Mexico and the Caribbean Islands. Speedo International, Ltd. retains the right to use or license such brand names in other jurisdictions and actively uses or licenses such brand names throughout the world outside of the Company's licensed areas. The agreements provide for minimum royalty payments to be credited against future royalty payments based on a percentage of net sales. Speedo International, Ltd. has the right to approve any designs bearing the licensed trademark as defined in the license agreements. The license agreements may be terminated, with respect to a particular territory only in the event the Company does not pay royalties, or abandons, the trademark in such territory. Also, the license agreements may be terminated in the event the Company manufactures or is controlled by a company that manufactures racing/competitive swimwear, swimwear caps or swimwear accessories, under a different trademark, as specifically defined in the license agreements. Speedo International, Ltd. is an affiliate of Pentland. In addition, the Company has certain rights to sublicense the Speedo'r' trademark within the geographic regions covered by the licenses.

     In 1992, the Company entered into an agreement with Speedo Holdings B.V., and its successor Speedo International, Ltd., granting certain irrevocable rights to the Company relating to the use of the

Authentic Fitness'r' name and service mark, which rights are in addition to the rights under the license agreements with Speedo International, Ltd.

     In October 1993, the Company entered into a worldwide license agreement with Anne Cole and Anne Cole Design Studio Ltd. Under the worldwide licensing agreement, the Company obtained the exclusive right in perpetuity to use the Anne Cole'r' trademark for women's swimwear, activewear, beachwear and children's swimwear, subject to certain terms and conditions. Under the license, the licensee is required to pay certain minimum guaranteed annual royalties, to be credited against earned royalties, based on a percentage of net sales. The licensor has the right to approve products bearing the licensed trademark as defined in the agreement.

     In 1993, the Company entered into a worldwide license agreement with Oscar de la Renta Licensing Corporation for the design, manufacture and marketing of women's and girls' swimwear and activewear under the Oscar de la Renta'r' brand name. The agreement granting the exclusive right to use the Oscar de la Renta'r' trademark is valid for a term up to and including March 31, 2000 and provides for the payment of certain minimum royalty payments to be credited against earned royalty payments for each agreement year.

     On February 1, 1998, the Company entered into an exclusive worldwide license agreement with The Polo/Lauren Company, L.P. and PRL USA, Inc. and a design services agreement with Polo/Ralph Lauren Corporation for Ralph Lauren'r', Polo Sport Ralph Lauren'r' and Polo Sport-RLX'r' brand swimwear for women and girls. Under the license, the Company produces and markets swimsuits, bathing suits and coordinating cover-ups, tops and bottoms for women and girls. First shipments under this license agreement occurred in January 1999.

     The Company owns other trademarks, the most important of which are White Stag'r', Catalina'r', Sunset Beach'r' and Cole of California'r'.

     The Company licenses the White Stag'r' brand name to Warnaco in perpetuity for women's and children's non-athletic sportswear pursuant to a license agreement which is royalty free for so long as Warnaco is the licensee. In 1992, the Company entered into a non-exclusive license agreement with Wal-Mart pursuant to which Wal-Mart has the right to source, distribute and sell men's, women's and children's activewear, skiwear and fashion swimwear under the White Stag'r' brand name. The Company designs and develops products for Wal-Mart in connection with this license agreement.

     The Company licenses the Catalina'r', White Stag'r' and Cole of California'r' brand names to several licensees for a variety of products. These agreements generally require the licensee to pay royalties and fees to the Company based on a percentage of the licensee's net sales. The Company monitors product design, development, quality and merchandising of its licensees and meets with individual licensees from time to time to assure compliance with the Company's overall marketing, merchandising and design strategies. Royalties derived from such licenses were approximately $0.5 million, $0.7 million and $0.5 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. In fiscal 1994, the Company entered into an exclusive license agreement with Warnaco pursuant to which Warnaco has the right to manufacture and distribute men's and women's sportswear under the Catalina'r' brand name. In fiscal 1995, the Company entered into a sub-license agreement with Warnaco to manufacture and market women's intimate apparel under the Speedo'r' name. The Company recognized royalty income of approximately $1.3 million, $1.4 million and $0.8 million from these agreements in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. See
Note 13 of Notes to Consolidated Financial Statements.

     The Company believes that only the trademarks mentioned herein are material to the business of the Company.

BACKLOG

     Backlog represents booked orders which, although terminable without penalty, are believed by the Company to be firm. Because of the seasonality of the Company's business, the Company's backlog varies over the course of the year. Backlog usually peaks in November for swimwear. At September 27, 1999, the Company's backlog was $116.6 million, an increase of 4.2% compared to the prior year. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality.'

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

     The Company has manufacturing, distribution and administrative facilities located in Sparks, Nevada (distribution facility), Los Angeles, California, (one warehouse, administrative and manufacturing facility and one other manufacturing facility), Vancouver, British Columbia, Canada (manufacturing and distribution facility) and Montreal, Quebec, Canada (distribution facility). Certain of the Company's manufacturing and warehouse facilities are also used for administrative functions. All of the Company's facilities are leased. Lease terms expire from 2000 to 2003.

     The Company leases 138 retail store locations in various cities in the United States and Canada. The leases expire from 1999 to 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their ages and their positions are set forth below.

                 NAME                   AGE                  POSITION
                 ----                   ---                  --------
Linda J. Wachner......................  53    Director, Chairman of the Board and
                                              Chief Executive Officer
Christopher G. Staff..................  57    President and Chief Operating Officer
Susan Guensch.........................  39    President Speedo'r' Division
Michael P. Mc Hugh....................  60    Senior Vice President and Chief
                                              Financial Officer

     Mrs. Linda J. Wachner has been a Director, Chairman of the Board and Chief Executive Officer of the Company since its inception in May 1990. Mrs. Wachner concurrently serves as and has been a Director, President and Chief Executive Officer of The Warnaco Group, Inc. ('Warnaco') since August 1987, and the Chairman of the Board of Warnaco since August 1991. Mrs. Wachner was a Director and President of Warnaco from March 1986 to August 1987. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max Factor and Company from December 1978 to October 1984. Mrs. Wachner also serves as a Director of Applied Graphics Technologies, Inc., the New York Stock Exchange, Inc. and Warnaco.

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

     Mr. Michael P. Mc Hugh has been the Senior Vice President and Chief Financial Officer of the Company since May 1998. Mr. Mc Hugh served as Corporate Vice President and Chief Financial Officer of J. Crew Group, Inc. from September 1986 to April 1998. From 1983 to 1986, Mr. Mc Hugh was Vice President of Finance and Chief Financial Officer of the Regina Company and from 1977 to 1983 was Controller of Operations for Revlon, Inc. Mr. Mc Hugh served as U.S. Controller of Canada Dry Corporation from 1975 to 1977 and from 1968 to 1975 was with Borden, Inc. holding various divisional positions including Controller, Group Controller and Vice President of Finance and Administration.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol 'ASM'. The table below sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape.

                           PERIOD                             HIGH       LOW
                           ------                             ----       ---
Fiscal 1998:
     First quarter..........................................   15 3/4    11
     Second quarter.........................................   19 9/16   14 15/16
     Third quarter..........................................   21        15 7/8
     Fourth quarter.........................................   18 7/8    14 3/8
Fiscal 1999:
     First quarter..........................................   15 3/4    10 1/2
     Second quarter.........................................   18 1/4    13 1/8
     Third quarter..........................................   18        15 5/16
     Fourth quarter.........................................   18 1/4    15 15/16
Fiscal 2000:
     First quarter through September 27, 1999...............   18 9/16   15 15/16

     A recent last sales price for the shares of Common Stock as reported on the New York Stock Exchange Composite Tape was 17 3/4 on September 27, 1999. On September 27, 1999 there were 131 holders of Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

     The Company paid its initial quarterly cash dividend of 1.25[c] per share on October 2, 1995. Since that time the Company has declared sixteen successive quarterly cash dividends of 1.25[c] per share.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth for the periods indicated selected consolidated financial data for the Company. This information should be read in conjunction with the consolidated financial statements included elsewhere herein and 'Management's Discussion and Analysis of Financial Condition and Results of Operations.' The selected consolidated balance sheet data for the Company as of July 1, 1995, July 6, 1996 and July 5, 1997 and the selected consolidated financial data for the fiscal years ended July 1, 1995 and July 6, 1996 are derived from audited consolidated financial statements not included herein. The selected consolidated financial data for the Company for the fiscal years ended July 5, 1997, July 4, 1998 and July 3, 1999 and as of July 4, 1998 and July 3, 1999 are derived from audited consolidated financial statements included elsewhere herein.

                            SELECTED FINANCIAL DATA

                                                            FISCAL YEAR ENDED
                                       ------------------------------------------------------------
                                       JULY 1,      JULY 6,      JULY 5,      JULY 4,      JULY 3,
                                        1995         1996         1997         1998         1999
                                        ----         ----         ----         ----         ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
     Net revenues....................  $266,133     $309,609     $323,088     $367,484     $410,817
     Gross profit....................    97,696       75,398 (a)  132,296      148,664      163,254
     Selling, general and
       administrative expenses.......    52,578       91,723 (a)   76,456       87,124       94,617
     Non-recurring item..............     --          13,642 (a)    --           --           --
     Facility consolidations and
       other.........................     --           --           3,354(b)     1,408(c)     3,324(d)
     Depreciation and amortization...     6,549       15,462        9,824       10,351       11,177
                                       --------     --------     --------     --------     --------
     Income (loss) before interest,
       income taxes, extraordinary
       items and cumulative effect of
       change in accounting
       principle.....................    38,569      (45,429)      42,662       49,781       54,136
     Interest expense................     6,977       11,547       13,554       14,253       14,060
                                       --------     --------     --------     --------     --------
     Income (loss) before income
       taxes, extraordinary items and
       cumulative effect of change in
       accounting principle..........    31,592      (56,976)      29,108       35,528       40,076
     Income taxes (benefit)..........    12,118      (17,623)      10,073       12,759       15,629
                                       --------     --------     --------     --------     --------
     Income (loss) before
       extraordinary items and
       cumulative effect of change in
       accounting principle..........    19,474      (39,353)      19,035       22,769       24,447
     Extraordinary items.............     --          (1,497)(e)    --           --            --
                                       --------     --------     --------     --------     --------
     Income (loss) before cumulative
       effect of change in accounting
       principle.....................    19,474      (40,850)      19,035       22,769       24,447
     Cumulative effect of change in
       accounting principle..........     --           --           --           --           2,518(f)
                                       --------     --------     --------     --------     --------
     Net income (loss)...............  $ 19,474     $(40,850)    $ 19,035     $ 22,769     $ 21,929
                                       --------     --------     --------     --------     --------
                                       --------     --------     --------     --------     --------
     Dividends on common stock.......     --        $    964     $  1,127     $  1,149     $  1,005
                                       --------     --------     --------     --------     --------
                                       --------     --------     --------     --------     --------
PER SHARE DATA:
     Net income (loss):
          Basic......................     $1.10       $(2.08)       $0.85        $1.02        $1.08
          Diluted....................     $0.90       $(2.08)       $0.85        $1.01        $1.06
     Weighted average number of
       shares of common stock
       outstanding(g):
          Basic......................    17,779       19,607       22,362       22,310       20,359
          Diluted....................    21,712       19,607       22,514       22,510       20,684
PRODUCT LINE SUMMARY:
     Net revenues:
          Speedo'r'..................  $143,991     $161,920     $171,856     $198,420     $225,167
          Designer Swimwear..........    79,005       94,480       94,024      106,103      125,383
          Speedo'r' Authentic
            Fitness'r' Retail........    20,418       38,135       47,786       56,764       60,267
          Skiwear and other..........    22,719       15,074        9,422        6,197        --
                                       --------     --------     --------     --------     --------
                                       $266,133     $309,609     $323,088     $367,484     $410,817
                                       --------     --------     --------     --------     --------
                                       --------     --------     --------     --------     --------
     Percentage of net revenues:
          Speedo'r'..................      54.1%        52.3%        53.2%        54.0%        54.8%
          Designer Swimwear..........      29.7%        30.5%        29.1%        28.9%        30.5%
          Speedo'r' Authentic
            Fitness'r' Retail........       7.7%        12.3%        14.8%        15.4%        14.7%
          Skiwear and other..........       8.5%         4.9%         2.9%         1.7%       --
                                       --------     --------     --------     --------     --------
                                          100.0%       100.0%       100.0%       100.0%       100.0%
                                       --------     --------     --------     --------     --------
                                       --------     --------     --------     --------     --------

                                             (table continued on following page)

(table continued from previous page)

                                       JULY 1,      JULY 6,      JULY 5,      JULY 4,      JULY 3,
                                        1995         1996         1997         1998         1999
                                      --------     --------     --------     --------     --------
BALANCE SHEET DATA:
     Working capital.................  $ 66,051     $ 50,373     $ 53,118     $ 69,097     $ 46,641
     Total assets....................   278,239      281,466      321,872      316,162      323,226
     Long-term debt (excluding
       current maturities)...........    32,446       49,432       42,682       33,178       22,476
     Stockholders' equity............   141,908      116,723      133,708      150,842      131,601

 (a) The total non-recurring charges and other items recorded in fiscal 1996 were $43.0 million after-tax (or $2.19 per diluted share) which included costs to exit an activity, inventory, accounts receivable and other reserves, a special bad debt and terminated merger costs.

 (b) Reflects excess distribution costs, not covered by insurance, of $2.2 million after-tax (or $0.10 per diluted share) as a result of the flood at the Company's Sparks, Nevada facility in January 1997. See Note 12 of Notes to Consolidated Financial Statements.

 (c) Reflects costs incurred for plant consolidation and retail store closures of $0.9 million after-tax (or $0.04 per diluted share). See Note 12 of Notes to Consolidated Financial Statements.

 (d) Reflects costs incurred for plant consolidations of $2.0 million after-tax (or $0.10 per diluted share). See Note 12 of Notes to Consolidated Financial Statements.

 (e) Reflects the write-off of deferred financing costs related to certain indebtedness and the refinancing of the Company's credit agreement in March 1996.

 (f) Effective with the 1999 fiscal year, the Company early adopted the provisions of SOP 98-5, 'Reporting on the Costs of Start-up Activities' ('SOP 98-5'), which requires, among other things, that certain pre-operating costs which had previously been deferred and amortized be expensed as incurred. The Company recorded the impact as the cumulative effect of a change in accounting principle of $2.5 million, net of income tax benefits, or $0.12 per diluted share.

 (g) All share and per share amounts have been restated to reflect the two-for-one stock split effective February 10, 1994 and the impact of Statement of Financial Accounting Standards No. 128, 'Earnings Per Share', adopted effective July 4, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's strategy is to leverage its leading brand names by entering new channels of distribution and expanding its product lines. Key elements of this strategy include opening Company-owned Speedo'r' Authentic Fitness'r' retail stores, launching its E-commerce site -- Speedo.com in December 1998, and expanding its product offerings through mass merchandisers and entering international markets. The Company's accomplishments include (i) the successful transition of the Speedo'r' brand through line extensions from a highly focused competitive swimwear brand to a complete active fitness brand, (ii) the repositioning of White Stag'r' as an activewear, outerwear and swimwear brand for the mass merchandise market, (iii) the opening of 141 Company-owned Speedo'r' Authentic Fitness'r' retail stores through September 27, 1999, which has resulted in a new channel of distribution for Speedo'r' and Speedo'r' Authentic Fitness'r' products, including the successful December
1998 launch of the Company's E-commerce site -- Speedo.com, (iv) the acquisition of the Catalina'r', Cole of California'r' and Anne Cole'r' swimwear brands, and the signing of the worldwide license in perpetuity for the Anne Cole'r' trademark and (v) the signing of an exclusive worldwide license agreement with The Polo/Lauren Company, L.P. and PRL USA, Inc. to produce and market Ralph Lauren'r', Polo Sport Ralph Lauren'r' and Polo Sport-RLX'r' brand swimsuits, bathing suits and coordinating cover-ups, tops and bottoms for women and girls.

     Due primarily to the successful implementation of its business strategies, the Company increased net revenues to $410.8 million in fiscal 1999 from $85.5 million in fiscal 1991, a compound annual growth rate of 21.7%.

RESULTS OF OPERATIONS

     The table below summarizes certain operating information for the Company for each of the last three fiscal years. This supplemental information should be read in conjunction with the consolidated financial statements and notes thereto provided elsewhere herein.

                              STATEMENT OF INCOME
                                (SELECTED DATA)

                                                                 FISCAL YEAR ENDED
                                            ------------------------------------------------------------
                                                        % OF                 % OF                 % OF
                                            JULY 5,     NET      JULY 4,     NET      JULY 3,     NET
                                             1997     REVENUES    1998     REVENUES    1999     REVENUES
                                             ----     --------    ----     --------    ----     --------
                                                                   (IN MILLIONS)
Net revenues..............................  $323.1     100.0%    $367.5     100.0%    $410.8     100.0%
Cost of goods sold........................   190.8      59.1%     218.8      59.5%     247.6      60.3%
                                            ------     -----     ------     -----     ------     -----
Gross profit..............................   132.3      40.9%     148.7      40.5%     163.2      39.7%
Selling, administrative and general
  expenses................................    76.4      23.7%      87.1      23.7%      94.6      23.0%
Facility consolidations and other.........     3.4                  1.4                  3.3
Depreciation and amortization.............     9.8                 10.4                 11.2
                                            ------               ------               ------
Income before interest, income taxes and
  cumulative effect of change in
  accounting principle....................    42.7      13.2%      49.8      13.5%      54.1      13.2%
Interest expense..........................    13.6       4.2%      14.3       3.9%      14.1       3.4%
                                            ------               ------               ------
Income before income taxes and cumulative
  effect of change in accounting
  principle...............................    29.1       9.0%      35.5       9.7%      40.0       9.8%
Income taxes..............................    10.1                 12.7                 15.6
                                            ------               ------               ------
Income before cumulative effect of change
  in accounting principle.................  $ 19.0       5.9%    $ 22.8       6.2%    $ 24.4       6.0%
                                            ------               ------               ------
                                            ------               ------               ------

COMPARISON OF FISCAL 1999 TO FISCAL 1998

     Net revenues increased $43.3 million or 11.8% to $410.8 million in fiscal 1999 compared with $367.5 million in fiscal 1998.

    SPEEDO'r' DIVISION. Net revenues increased $26.7 million or 13.5% to $225.2 million in fiscal 1999 compared with $198.4 million in fiscal 1998. The increase in Speedo'r' net revenues reflects increased volumes in children's swimwear, men's swimwear, accessories and Authentic Fitness'r' wear.

    DESIGNER SWIMWEAR DIVISION. Net revenues increased $19.3 million or 18.2% to $125.4 million in fiscal 1999 compared with $106.1 million in fiscal 1998. The increase in Designer Swimwear net revenues reflects the successful launch of the Ralph Lauren'r', Polo Sport Ralph Lauren'r' and Polo Sport-RLX'r' lines in January 1999, and increases in Anne Cole'r', Catalina'r', Cole of California'r', Sunset Beach'r' and private label.

    SPEEDO'r' AUTHENTIC FITNESS'r' RETAIL STORES DIVISION. Net revenues increased $3.5 million or 6.2% to $60.3 million in fiscal 1999 compared with $56.8 million in fiscal 1998. Comparable store sales increased by 6.3% in fiscal 1999. The Company opened six new stores including the E-commerce site -- Speedo.com, and closed six other stores.

     Gross profit in fiscal 1999 increased to $163.3 million from $148.7 million in fiscal 1998. Gross profit as a percentage of net revenues were 39.7% in fiscal 1999 compared to 40.5% in fiscal 1998. Gross profit as a percentage of net revenues for fiscal 1998 reflected $17.2 million of reimbursements from the Company's insurance carrier related to the Los Angeles, California distribution center fire. Adjusting for the insurance reimbursement, gross profit as a percentage of net revenues would have been 37.5% for fiscal 1998.

    SPEEDO'r' DIVISION. Gross profit increased $22.3 million or 31.0% to $94.2 million in fiscal 1999 compared with $71.9 million in fiscal 1998. Gross margins as a percent of net revenues were 41.8% in fiscal 1999 compared with 36.2% in fiscal 1998. The improvement in margins resulted from increased production off-shore at lower costs, purchasing savings, and an improved off-price margin.

    DESIGNER SWIMWEAR DIVISION. Gross profit increased $11.5 million or 36.7% to $42.9 million in fiscal 1999 compared with $31.4 million in fiscal 1998 after adjustment for the fire proceeds. Gross margins as a percent of net revenues were 34.2% in fiscal 1999 compared with 33.0% in fiscal 1998 after adjustments for the fire proceeds. The improvement in margins resulted from increased production off-shore at lower costs and a significant increase in off-price margin.

    SPEEDO'r' AUTHENTIC FITNESS'r' RETAIL STORES DIVISION. The gross profit increased $4.8 million or 14.4% to $38.1 million in fiscal 1999 compared with $33.3 million in fiscal 1998. Gross margins as a percent of net revenues were 63.3% in fiscal 1999 compared with 58.7% in fiscal 1998. The improved gross margins in fiscal 1999 versus fiscal 1998 are the result of reduced merchandise markdowns.

     Selling, general and administrative expenses for fiscal 1999 increased to $94.6 million from $87.1 million in fiscal 1998. Selling, general and administrative expenses as a percentage of net revenues decreased by 0.7% in fiscal 1999 compared to fiscal 1998. This favorable reduction resulted from warehouse and shipping expenses decreasing by 0.5% as a percentage of net revenues in fiscal 1999 and regional selling expenses in the Speedo'r' division also decreasing as a percentage of net revenues in fiscal 1999 compared to fiscal 1998.

     Depreciation and amortization expenses increased to $11.2 million in fiscal 1999 from $10.4 million in fiscal 1998. The increase in depreciation and amortization expenses is the result of the full year impact of fiscal 1998 computer equipment and software additions as well as fiscal 1999 additions. The opening of six new Speedo'r' Authentic Fitness'r' retail stores in fiscal 1999 and the full year impact of the six retail stores opened in fiscal 1998 also contributed to the increase in depreciation and amortization in fiscal 1999.

     Interest expense decreased to $14.1 million in fiscal 1999 from $14.3 million in fiscal 1998. As a percentage of net revenues, interest expense in fiscal 1999 decreased to 3.4% of net revenues compared to 3.9% of net revenues in fiscal 1998. The decrease in interest expense in fiscal 1999 is the result of a significant improvement in working capital partially offset by the Company's stock repurchase program.

     The Company's effective income tax rate for fiscal 1999 was 39.0% compared to 35.9% in fiscal 1998. The difference between the Company's effective income tax rate and the statutory income tax rate of 35% is primarily due to the impact of state income taxes. The increase in the effective income tax rate in fiscal 1999 from fiscal 1998 is primarily due to foreign tax deductions provided for in fiscal 1998.

COMPARISON OF FISCAL 1998 TO FISCAL 1997

     Net revenues increased $44.4 million or 13.7% to $367.5 million in fiscal 1998 compared with $323.1 million in fiscal 1997.

    SPEEDO'r' DIVISION. Net revenues increased $26.6 million or 15.5% to $198.4 million in fiscal 1998 compared with $171.9 million in fiscal 1997. The net revenue increase in Speedo'r' Division was driven by increases in Fitness swimwear, kids and goggles and accessories.

    DESIGNER SWIMWEAR DIVISION. Net revenues increased $12.2 million or 13.0% to $106.2 million in fiscal 1998 compared with $94.0 million in fiscal 1997. The increase in Designer Division net revenues is due to increases in Cole of California'r' and private label.

    SPEEDO'r' AUTHENTIC FITNESS'r' RETAIL STORES DIVISION. Net revenues increased $9.0 million or 18.8% to $56.8 million in 1998 compared with $47.8 million in fiscal 1997. Comparable store sales increased by 7.9%. The Company opened six new stores and closed two stores in fiscal 1998.

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

     Gross profit in fiscal 1998 increased to $148.7 million from $132.3 million in fiscal 1997. Gross profit as a percentage of net revenues were 40.5% in fiscal 1998 compared to 40.9% in fiscal 1997. Gross profit as a percentage of net revenues for fiscal 1998 also reflects $17.2 million of reimbursements from the Company's insurance carrier related to lost gross profit from the previously mentioned distribution center fire. Adjusting for the insurance reimbursement, gross profit as a percentage of net revenues would have been 37.5% for fiscal 1998. The decrease in gross profit as a percentage of net revenues is primarily the result of markdowns relating to the Company's strategic decision to sell certain slow moving inventory ahead of the market in the third quarter of fiscal 1998 and other promotional selling during the fourth quarter of fiscal 1998 which resulted in a lowering of year-end inventory of 26.1% versus fiscal 1997. Partially offsetting the impact of markdowns in fiscal 1998 was the production of approximately 6.6 million swimsuits off-shore at lower costs, an increase of 32% over the 5 million produced in fiscal 1997.

    SPEEDO'r' DIVISION. Gross profit increased $9.4 million or 15.0% to $71.9 million in fiscal 1998 compared to $62.5 million in fiscal 1997 after adjusting for insurance proceeds. Gross margins as a percent of net revenues were 36.2% in fiscal 1998 compared to 38.3% in fiscal 1997, after adjusting for insurance proceeds. The decrease in the gross margin as a percent of net revenues is due to the lower margin on off-price sales.

    DESIGNER SWIMWEAR DIVISION. Gross profit decreased $5.2 million or 14.4% to $31.4 million in fiscal 1998, after adjusting for the above mentioned fire proceeds, when compared to fiscal 1997. Gross margin as a percent of net revenues were 33.0% in fiscal 1998 compared to 38.9% in fiscal 1997. The decreased margins experienced in fiscal 1998 in a number of brands were a result of delays and cancellations due to the previously mentioned distribution center fire in fiscal 1998.

    SPEEDO'r' AUTHENTIC FITNESS'r' RETAIL STORES DIVISION. The gross profit increased $5.7 million or 20.7% to $33.3 million in fiscal 1998 compared with $27.6 million in fiscal 1997. Gross margins as a percent of net revenues were 58.7% in fiscal 1998 compared with 57.8% in fiscal 1997.

     Selling, general and administrative expenses for fiscal 1998 increased to $87.1 million from $76.5 million in fiscal 1997. Selling, general and administrative expenses as a percentage of net revenues for both fiscal 1998 and fiscal 1997 were at 23.7%. Marketing expenses as a percentage of net revenues decreased 3.2% in fiscal 1998 as a result of the Olympic Games promotions in fiscal 1997. The decrease as a percentage of net revenues was offset by the full year impact of the fiscal 1997 opening of 52 new Speedo'r' Authentic Fitness'r' retail stores impacting fiscal 1998 and the six new stores opened in fiscal 1998.

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

     Interest expense increased to $14.3 million in fiscal 1998 from $13.6 million in fiscal 1997. As a percentage of net revenues, interest expense in fiscal 1998 decreased to 3.9% of net revenues compared to 4.2% of net revenues in fiscal 1997. The increase in interest expense in fiscal 1998 primarily reflects the borrowing to fund the expansion of the Company's Speedo'r' Authentic Fitness'r' retail stores and the related increase in working capital. The Company's borrowing rate for fiscal 1998 automatically decreased to LIBOR plus 1% from LIBOR plus 1.5% at the end of fiscal 1997 pursuant to the terms of the Company's credit agreement.

     The Company's effective income tax rate for fiscal 1998 was 35.9% compared to 34.6% in fiscal 1997. The difference between the Company's effective income tax rate and the statutory income tax rate of 35% reflects the impact of state income taxes offset by the benefit of reversing the valuation allowance recorded by the Company in fiscal 1996 related to net operating loss carry forwards.

CAPITAL RESOURCES AND LIQUIDITY

     On September 6, 1996, the Company entered into a $200 million Credit Agreement with GE Capital, The Bank of Nova Scotia, Societe Generale and Union Bank of California (the '$200 Million Credit Agreement'). The $200 Million Credit Agreement is for a term of five years and provided for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility (the 'Revolving Loan') in the amount of $150 million. On March 18, 1998, after a syndication of the Company's $200 million credit facility was oversubscribed, the Company and its banks agreed to increase the amount of credit available under the Company's Revolving Loan to $165 million while maintaining the Company's outstanding balance of $45 million on its Term Loan. Borrowing under the $200 Million Credit Agreement accrued interest at the lenders' base rate or at LIBOR plus 1.5-2.0% during fiscal 1997 but decreased to LIBOR plus 1.0% in the first quarter of fiscal 1998. The rate of interest payable on outstanding borrowings will be automatically reduced, to as low as LIBOR plus .75%, as the Company's EBITDA to debt ratio improves to 2.5 to 1.

     The $200 Million Credit Agreement as amended, allows the Company to purchase up to $50 million of its Common Stock. The Company's Board of Directors has authorized a stock repurchase program which currently allows the Company to buy up to $50 million of its outstanding Common Stock. As of July 3, 1999, the Company had purchased 3,307,800 shares of the Company's Common Stock at an aggregate cost of approximately $49.7 million.

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

     On October 2, 1995, the Company paid its first quarterly cash dividend of 1 1/4[c] per share, equivalent to an annual rate of 5[c] per share. The Company has declared sixteen successive quarterly cash dividends. The Company believes that its stock repurchase program as well as the regular quarterly cash dividend demonstrates the Company's ongoing commitment to increase stockholder value.

     The Company plans to expand its channels of distribution and provide growth in its operations by opening additional retail stores. The Company has 139 stores open, including the E-commerce site and expects to open ten additional stores during fiscal 2000. The cost of leasehold improvements, fixtures and the additional working capital associated with the opening of an average new store is expected to be approximately $250,000.

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

     Cash provided by operating activities was $61.8 million, $33.4 million and $17.8 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The increase in cash flow from operating activities in fiscal 1999 compared to fiscal 1998 of $28.4 million is primarily the result of the increase in accounts payable brought about by the refinancing of the ASCO trade credit and an increase in late fourth quarter purchases in fiscal 1999. The increase in cash flow from operating activities in fiscal 1998 compared to fiscal 1997 of $15.6 million primarily reflects a significant decrease in inventory in fiscal 1998 due to improved inventory controls, primarily in raw materials, partially offset by lower accounts payable related to the reduced inventory.

     Cash used in investing activities was $9.8 million, $7.5 million and $15.1 million for fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Cash used in investing activities in fiscal 1999 of $9.8 million primarily represents expenditures for computer equipment and capital expenditures for the continued retail store expansion. Cash used in investing activities for fiscal 1998 primarily reflects capital expenditures of $6.7 million related to computer equipment and systems, the opening of six Speedo'r' Authentic Fitness'r' retail stores and an increase in intangible assets. Cash used in investing activities for fiscal 1997 primarily reflects capital expenditures of $16.9 million, primarily related to leasehold improvements and other costs associated with the opening of 52 Speedo'r' Authentic Fitness'r' retail stores and an increase in intangible and other assets partially offset by the proceeds from the sale of other assets of $8.5 million.

     Cash used in financing activities was $51.4 million, $26.5 million and $3.0 million for fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Cash flow from financing activities for fiscal 1999 primarily reflects the $40.8 million purchase of treasury stock and $10.1 million of debt repayment of which $8.8 million is repayment of the Term Loan. Cash flow from financing activities for fiscal 1998 primarily reflects repayments under the revolving credit facility of $13.8 million, repayment of the term loan of $6.9 million and purchase of treasury stock of $7.0 million. Cash flow from financing activities for fiscal 1997 primarily reflects the proceeds from the Term Loan offset by repayments of debt (including the pay down of the Revolving Loan), repurchase of the Series A Warrant, dividend payments and the payment of deferred debt issue costs.

     The Company's Revolving Loan and Term Loan balances were approximately $65.4 million and $37.5 million as of September 27, 1999, respectively.

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

     In the third quarter of fiscal 1999, the Company successfully completed all of the required modifications and internal testing with regards to its Year 2000 readiness. The Company incurred approximately $6.0 million in capital expenditures for enhanced hardware and software applications and to achieve Year 2000 compliance, of which $2.2 million was incurred during fiscal 1998. The Company also incurred approximately $0.5 million of pre-tax costs associated with the required modifications, which were expensed as incurred.

     Attention continues to be focused on compliance attainment efforts of vendors and other third parties, including key system interfaces with customers and suppliers. The failure of key third parties who do business with the Company or governmental agencies to timely remediate their Year 2000 issues could cause system failures or errors and business interruptions. The Company has contacted key suppliers and vendors in order to determine the status of such third party Year 2000 remediation plans. The Company recognizes the need for Year 2000 contingency plans in the event that the remediation efforts of its vendors, suppliers and governmental and regulatory agencies are not timely completed. Evaluation of suppliers' and vendors' readiness is ongoing and includes identification of alternate suppliers and vendors whose systems are Year 2000 compliant.

     Management believes that the broad-base of manufacturing capacity and capability available to the Company mitigates the possibility of significant interruption in its operations.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This Report includes 'forward-looking statements' within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, and financial difficulties encountered by customers. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under

'Management's Discussion and Analysis of Financial Condition,' are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct.

SEASONALITY

     The Company's operations are seasonal. In fiscal 1999, approximately 71% of the Company's net revenues were generated in the second half of the fiscal year and substantially all of the Company's cash flow from operating activities is generated in the fourth quarter of the fiscal year.

     The following table summarizes the net revenues of the Company for each of the quarters in fiscal 1998 and fiscal 1999:

                                                       THREE MONTHS ENDED
                         -------------------------------------------------------------------------------
                         OCT 4,    JAN 3,    APRIL 4,   JULY 4,   OCT 3,    JAN 2,    APRIL 3,   JULY 3,
                          1997      1997       1998      1998      1998      1999       1999      1999
                          ----      ----       ----      ----      ----      ----       ----      ----
                                                          (IN MILLIONS)
Net revenues...........   $37.0     $72.7     $127.9    $129.9     $39.6     $78.0     $144.3    $148.9

     The Speedo'r' Division produces a variety of products during the year and is seasonal in nature with approximately 72% of net revenues realized in the second half of fiscal 1999. The Designer Swimwear Division is seasonal in nature, with most customer orders placed in the July through December period and product is shipped to customers starting in November. In fiscal 1999, approximately 81% of net revenues for the Designer Swimwear Division were realized in the second half of the year.

INFLATION

     The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States and Canada have had a significant effect on its net revenues or its profitability. In the past, the Company has been able to offset such effects by increasing prices or by instituting improvements in efficiency.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, 'Accounting for Derivative Instruments and Hedging Activities'. SFAS No. 133 was effective for financial statements for fiscal years beginning after June 15, 1999. However, in June 1999, the FASB issued SFAS 137 'Deferral of the effective date of FASB Statement No. 133' delaying the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company is evaluating the application of the new statement and the impact on the Company's consolidated financial position, liquidity, cash flows and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or trading purposes. The Company has entered into an interest rate swap agreement to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of the end of fiscal 1999, approximately $75 million of interest-rate sensitive obligations were swapped to achieve a fixed rate of 6.66%, limiting the Company's risk to any future shift in interest rates. As of the end of fiscal 1999, the net fair value liability of all financial instruments (primarily interest rate swap agreements) with exposure to interest rate risk was approximately $1.4 million. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $1.6 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference from page 9 of Item 4 of Part I included herein and the Proxy Statement of the Company to be filed with the Securities and Exchange Commission within 120 days of the 1999 fiscal year end, relating to the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 11 is hereby incorporated by reference from the Proxy Statement of the Company to be filed with the Securities and Exchange Commission within 120 days of the 1999 fiscal year end, relating to the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is hereby incorporated by reference from the Proxy Statement of the Company to be filed with the Securities and Exchange Commission within 120 days of the 1999 fiscal year end, relating to the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is hereby incorporated by reference from the Proxy Statement of the Company to be filed with the Securities and Exchange Commission within 120 days of the 1999 fiscal year end, relating to the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a) 1.    --Consolidated Financial Statements of Authentic Fitness Corporation:
             Report of Independent Accountants, PricewaterhouseCoopers LLP.
             Consolidated Balance Sheets as of July 4, 1998 and July 3, 1999.
             Consolidated Statements of Income for the Years Ended July 5, 1997,
             July 4, 1998 and July 3, 1999.
             Consolidated Statements of Stockholders' Equity and Comprehensive
             Income for the Years Ended July 5, 1997, July 4, 1998 and July 3,
             1999.
             Consolidated Statements of Cash Flows for the Years Ended July 5,
             1997, July 4, 1998 and July 3, 1999.
             Notes to Consolidated Financial Statements.
     2.   -- Financial Statement Schedules:
             Schedule II Valuation and Qualifying Accounts and Reserves.
             All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
     3.   -- List of Exhibits:
     3.1  -- Restated Certificate of Incorporation of the Registrant, as
             amended. (Incorporated herein by reference to the Company's Annual
             Report on Form 10-K for the fiscal year ended July 5, 1997).
     3.2  -- Bylaws of the Registrant (Incorporated herein by reference to the
             Company's Annual Report on Form 10-K for the fiscal year ended July
             3, 1993).
     4.1  -- Rights Agreement dated as of August 19, 1999 between the registrant and The Bank of New York, as Rights Agent. (Incorporated herein by reference to the Company's Current Report on Form 8-K dated
             August 19, 1999).
     4.2  -- Amendment No. 1 to the Rights Agreement dated as of August 19, 1999 between the registrant and The Bank of New York, as Rights Agent.

    10.1 -- Management Stock Subscription Agreement dated May 11, 1990 among the registrant and the Management Participants listed therein.
             (Incorporated herein by reference to the Company's Registration
             Statement on Form S-1, No. 33-47907).
    10.2  -- Amendment to Management Stock Subscription Agreement dated as of
             June 1, 1992 among the registrant and the Management Participants listed therein. (Incorporated herein by reference to the Company's
             Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
    10.3 -- Registration Rights Agreement dated as of May 14, 1990 among the registrant and the Management Participants listed therein.
             (Incorporated herein by reference to the Company's Registration
             Statement on Form S-1, No. 33-47907).
    10.4 -- Amendment to Registration Rights Agreement dated as of June 1, 1992 among the registrant, Warnaco Inc., Pentland Ventures Ltd. and the Management Participants listed therein. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
    10.5  -- Series A Warrant for 633,200 shares of Class A Common Stock of the
             Registrant (3,618,358 shares of Class A Common Stock as adjusted for subsequent stock splits) issued to General Electric Capital
             Corporation (Incorporated herein by reference to the Company's
             Registration Statement on Form S-1, No. 33-47907).
    10.6 -- Amendment to Series A Warrant dated as of June 1, 1992 between the registrant and General Electric Capital Corporation. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
    10.7* -- License Agreement dated May 10, 1990 among Speedo International
             Limited, Speedo International B.V., Warnaco Inc. and Warnaco
             International Inc. and related assignments to Authentic Fitness
             Products, Inc. (formerly S Acquisition Corp.) (United States, its territories and possessions, and Canada). (Incorporated herein by reference to the Company's Registration Statement on Form S-1, No.
             33-47907).
    10.8* -- License Agreement dated May 10, 1990 among Speedo Knitting Mills
             Pty. Limited, Warnaco Inc. and Warnaco International Inc. and related assignments to Authentic Fitness Products, Inc. (formerly S
             Acquisition Corp.) (Mexico and the Caribbean Islands). (Incorporated herein by reference to the Company's Registration Statement on Form
             S-1, No. 33-47907).
    10.9  -- Buying Agency Agreement dated as of May 14, 1990 among Authentic
             Fitness Products, Inc. (formerly S Acquisition Corp.), 171173 Canada
             Inc., Asco International Sourcing Limited and Soaring Force Limited.
             (Incorporated herein by reference to the Company's Registration
             Statement on Form S-1, No. 33-47907).
    10.10 -- Amendment to Buying Agency Agreement dated as of June 1, 1992 among
             Authentic Fitness Products, Inc. (formerly S Acquisition Corp.),
             171173 Canada Inc., Asco International Sourcing Limited and Soaring
             Force Limited. (Incorporated herein by reference to the Company's
             Registration Statement on Form S-1, No. 33-47907).
    10.11 -- Employment Agreement ('Employment Agreement') dated as of July 2,
             1992 between the registrant and Linda J. Wachner. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
    10.12 -- First Amendment to Employment Agreement. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994).
    10.13 -- Incentive Compensation Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-47907).
    10.14 -- 1990 Key Management Stock Option Plan. (Incorporated herein by reference to the Company's Registration Statement on Form S-1, No.
             33-47907).
    10.15 -- 1992 Long Term Stock Incentive Plan. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995).
    10.16 -- 1993 Stock Option Plan for Non-Employee Directors. (Incorporated herein by reference to the Company's Registration Statement on Form
             S-3, No. 33-71540).
    10.17 -- 1998 Stock Option Plan. (Incorporated herein by reference to the
             Company's Annual Report on Form 10-K for the fiscal year ended July
             4, 1998).
    10.18 -- 1998 Stock Option Plan for Non-Employee Directors.
    10.19 -- Form of Indemnification Agreements between the Registrant and its directors and executive officers. (Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-47907).

    10.20 -- $200,000,000 Credit Agreement Dated as of September 6, 1996 among
             Authentic Fitness Products, Inc., as Borrower, and Authentic Fitness
             Corporation and The Bank of Nova Scotia and General Electric Capital
             Corporation as Agents, and The Bank of Nova Scotia, as Administrative
             Agent, Swing Line Bank and Fronting Bank, and General Electric Capital
             Corporation as Documentation Agent and Collateral Agent. (Incorporated
             herein by reference to the Company's Annual Report on Form 10-K for the
             fiscal year ended July 6, 1996).
    10.21 -- Restated Credit Agreement, dated as of March 18, 1998, among
             Authentic Fitness Products, Inc. as Borrower and Authentic Fitness
             Corporation, The Financial Institutions named as Lenders and The
             Bank of Nova Scotia and General Electric Capital Corporation as
             Agents, and The Bank of Nova Scotia as Administrative Agent, Paying
             Agent, Swing Line Bank and Fronting Bank, and General Electric
             Capital Corporation as Documentation Agent and Collateral Agent and
             Societe Generale, as Co-Agent. (Incorporated herein by reference to the Company's Report on Form 10-Q for the quarterly period ended
             April 4, 1998).
    10.22 -- Amended and Restated Stockholders Agreement dated as of June 1,
             1992 among the registrant, Pentland Ventures Ltd., General Electric
             Capital Corporation, Warnaco Inc. and the Management Participants
             listed therein. (Incorporated herein by reference to the Company's
             Annual Report on Form 10-K for the fiscal year ended July 3, 1993).
    21.1  -- Subsidiaries of the registrant.
    23.1  -- Consent of PricewaterhouseCoopers LLP.
    27.1  -- Financial Data Schedule.

- ------------

  * Confidential treatment granted.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant in the last quarter of fiscal 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of September 1999.

                                              AUTHENTIC FITNESS CORPORATION


                                          By:        /s/ LINDA J. WACHNER
                                             ...................................
                                                      LINDA J. WACHNER
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

               SIGNATURE                                 TITLE                         DATE
               ---------                                 -----                         ----
         /s/ LINDA J. WACHNER            Chairman of the Board of Directors;    September 30, 1999
 ......................................    Chief Executive Officer (Principal
          (LINDA J. WACHNER)               Executive Officer)

        /s/ MICHAEL P. MC HUGH           Senior Vice President and Chief        September 30, 1999
 ......................................    Financial Officer (Principal
         (MICHAEL P. MC HUGH)              Financial and Accounting Officer)

         /s/ STANLEY S. ARKIN            Director                               September 30, 1999
 ......................................
          (STANLEY S. ARKIN)

        /s/ STUART D. BUCHALTER          Director                               September 30, 1999
 ......................................
         (STUART D. BUCHALTER)

      /s/ JOSEPH A. CALIFANO, JR.        Director                               September 30, 1999
 ......................................
       (JOSEPH A. CALIFANO, JR.)

      /s/ WILLIAM S. FINKELSTEIN         Director                               September 30, 1999
 ......................................
       (WILLIAM S. FINKELSTEIN)

         /s/ ROBERT D. WALTER            Director                               September 30, 1999
 ......................................
          (ROBERT D. WALTER)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of AUTHENTIC FITNESS CORPORATION

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 19 present fairly, in all material respects, the financial position of Authentic Fitness Corporation and its subsidiaries at July 3, 1999 and July 4, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)2 on page 19 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
August 13, 1999

                         AUTHENTIC FITNESS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                               JULY 4,     JULY 3,
                                                                1998        1999
                                                                ----        ----
                                                              (IN THOUSANDS EXCEPT
                                                               FOR SHARE AMOUNTS)
                           ASSETS
Current assets:
     Cash...................................................  $    638    $  1,216
     Accounts receivable -- net of allowances of
      $4,864 -- 1998 and $7,067 -- 1999 (includes insurance
      claim receivable of $12,276 -- 1998 and
      $6,738 -- 1999).......................................   114,710     123,850
     Accounts receivable from affiliates....................     7,250       5,189
     Inventories............................................    63,910      72,257
     Other current assets...................................     8,080       7,056
                                                              --------    --------
          Total current assets..............................   194,588     209,568
Property, plant and equipment, net (Note 4).................    50,417      50,265
Other assets, net (Note 5)..................................    71,157      63,393
                                                              --------    --------
                                                              $316,162    $323,226
                                                              --------    --------
                                                              --------    --------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilites:
     Borrowing under revolving credit facility..............  $ 61,963    $ 63,019
     Current maturities of long-term debt...................     9,324      11,826
     Accounts payable.......................................    23,429      49,401
     Payable to affiliates..................................    16,604      22,299
     Other accrued expenses.................................     6,636       7,603
     Accrued income taxes...................................     4,386       6,454
     Deferred income taxes..................................     3,149       2,325
                                                              --------    --------
          Total current liabilities.........................   125,491     162,927
Long-term debt..............................................    33,178      22,476
Deferred income taxes.......................................     6,651       6,222
Commitments and contingencies (Note 11)
Stockholders' equity:
     Preferred Stock, $.01 par value, 15,000,000 shares
      authorized; none outstanding..........................     --          --
     Common Stock, $.001 par value, shares authorized
      60,000,000; issued 22,990,086 -- 1998 and
      23,050,900 -- 1999....................................        23          23
     Additional paid-in capital.............................   163,164     163,770
     Accumulated other comprehensive income (loss)..........    (1,173)     (1,105)
     Retained earnings (accumulated deficit)................    (2,286)     18,638
     Treasury stock, at cost (555,700 shares -- 1998 and
      3,307,800 shares -- 1999).............................    (8,886)    (49,725)
                                                              --------    --------
          Total stockholders' equity........................   150,842     131,601
                                                              --------    --------
                                                              $316,162    $323,226
                                                              --------    --------
                                                              --------    --------

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTHENTIC FITNESS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        FOR THE YEARS ENDED
                                                             ------------------------------------------
                                                              JULY 5,         JULY 4,         JULY 3,
                                                               1997            1998            1999
                                                               ----            ----            ----
                                                              (IN THOUSANDS EXCEPT SHARE AND PER SHARE
                                                                            INFORMATION)
Net revenues...............................................   $323,088        $367,484        $410,817
Cost of goods sold.........................................    190,792         218,820         247,563
                                                              --------        --------        --------
Gross profit...............................................    132,296         148,664         163,254
Selling, general and administrative expenses...............     76,456          87,124          94,617
Facility consolidations and other..........................      3,354           1,408           3,324
Depreciation and amortization..............................      9,824          10,351          11,177
                                                              --------        --------        --------
Income before interest, income taxes and cumulative effect
  of change in accounting principle........................     42,662          49,781          54,136
Interest expense...........................................     13,554          14,253          14,060
                                                              --------        --------        --------
Income before income taxes and cumulative effect of change
  in accounting principle..................................     29,108          35,528          40,076
Provision for income taxes.................................     10,073          12,759          15,629
                                                              --------        --------        --------
Income before cumulative effect of change in accounting
  principle................................................     19,035          22,769          24,447
Cumulative effect of change in accounting principle........       --              --             2,518
                                                              --------        --------        --------
Net income.................................................   $ 19,035        $ 22,769        $ 21,929
                                                              --------        --------        --------
                                                              --------        --------        --------
Basic earnings per common share:
     Income before cumulative effect of change in
       accounting principle................................      $0.85           $1.02           $1.20

     Cumulative effect of change in accounting principle...        --              --            (0.12)
                                                              --------        --------        --------
Basic earnings per common share............................      $0.85           $1.02           $1.08
                                                              --------        --------        --------
                                                              --------        --------        --------
Diluted earnings per common share:
     Income before cumulative effect of change in
       accounting principle................................      $0.85           $1.01           $1.18
     Cumulative effect of change in accounting principle...       --              --             (0.12)
                                                              --------        --------        --------
Diluted earnings per common share..........................      $0.85           $1.01           $1.06
                                                              --------        --------        --------
                                                              --------        --------        --------
Weighted average number of shares of common stock
  outstanding:
     Basic.................................................  22,362,350      22,310,089      20,358,602
                                                             ----------      ----------      ----------
                                                             ----------      ----------      ----------
     Diluted...............................................  22,513,513      22,509,736      20,683,596
                                                             ----------      ----------      ----------
                                                             ----------      ----------      ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                   ACCUMULATED
                               SHARES OF                              OTHER         RETAINED
                                COMMON               ADDITIONAL   COMPREHENSIVE    EARNINGS/     TREASURY       TOTAL
                                 STOCK      COMMON    PAID-IN        INCOME       (ACCUMULATED    STOCK,    STOCKHOLDERS'
                              OUTSTANDING   STOCK     CAPITAL        (LOSS)         DEFICIT)     AT COST       EQUITY
                              -----------   -----     -------        ------         --------     -------       ------
                                                        (IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)
Balance at July 6, 1996.....  20,524,721     $21      $159,239       $  (723)       $(41,814)    $  --        $116,723
                              ----------     ---      --------       -------        --------     --------     --------
Net income..................                                                          19,035                    19,035
Translation adjustments.....                                             (18)                                      (18)
                                                                                                              --------
    Comprehensive income....                                                                                    19,017
Exercise of options.........      86,000     --            949                                                     949
Dividends declared..........                                                          (1,127)                   (1,127)
Exercise of Series A
  Warrant...................   1,809,009       2            (2)                                                 --
Purchase of shares of
  treasury stock............    (125,000)    --                                                    (1,854)      (1,854)
                              ----------     ---      --------       -------        --------     --------     --------

Balance at July 5, 1997.....  22,294,730      23       160,186          (741)        (23,906)      (1,854)     133,708
                              ----------     ---      --------       -------        --------     --------     --------
Net income..................                                                          22,769                    22,769
Translation adjustments.....                                            (432)                                     (432)
                                                                                                              --------
    Comprehensive income....                                                                                    22,337
Exercise of options.........     570,356     --          2,978                                                   2,978
Dividends declared..........                                                          (1,149)                   (1,149)
Purchase of shares of
  treasury stock............    (430,700)    --                                                    (7,032)      (7,032)
                              ----------     ---      --------       -------        --------     --------     --------

Balance at July 4, 1998.....  22,434,386      23       163,164        (1,173)         (2,286)      (8,886)     150,842
                              ----------     ---      --------       -------        --------     --------     --------
Net income..................                                                          21,929                    21,929
Translation adjustments.....                                              68                                        68
                                                                                                              --------
    Comprehensive income....                                                                                    21,997
Exercise of options.........      60,814     --            606                                                     606
Dividends declared..........                                                          (1,005)                   (1,005)
Purchase of shares of
  treasury stock............  (2,752,100)    --                                                   (40,839)     (40,839)
                              ----------     ---      --------       -------        --------     --------     --------

Balance at July 3, 1999.....  19,743,100     $23      $163,770       $(1,105)       $ 18,638     $(49,725)    $131,601
                              ----------     ---      --------       -------        --------     --------     --------
                              ----------     ---      --------       -------        --------     --------     --------

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTHENTIC FITNESS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED
                                                              ------------------------------
                                                              JULY 5,    JULY 4,    JULY 3,
                                                                1997       1998       1999
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 19,035   $ 22,769   $ 21,929
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for uncollectible accounts receivable........    20,135     27,188     27,115
     Depreciation and amortization..........................     9,824     10,351     11,177
     Amortization of deferred financing costs...............     1,208      1,454      1,772
     Amortization of other assets...........................     --         2,607      1,215
     Gain on disposal of other assets, net..................    (2,439)     --         --
     Income taxes...........................................     4,665      4,715     (1,253)
     Facility consolidations and other......................     --         --         3,074
     Cumulative effect of change in accounting principle....     --         --         4,128
  Changes in assets and liabilities:
     Accounts receivable....................................   (31,039)   (46,690)   (39,732)
     Insurance claim receivable.............................    (9,501)    (2,775)     5,538
     Inventories............................................   (21,690)    22,557     (9,044)
     Other current assets...................................     4,035     (1,961)     1,024
     Accrued income taxes...................................    11,352      2,619      2,067
     Accounts payable.......................................    14,482    (10,131)    31,667
     Other accrued expenses.................................    (2,240)       725      1,157
                                                              --------   --------   --------
Net cash provided by operating activities...................    17,827     33,428     61,834
                                                              --------   --------   --------
Cash flows from investing activities:
     Proceeds from the sale of other assets.................     8,500      --         --
     Purchases of fixed assets..............................   (16,901)    (6,716)    (9,905)
     Purchase of intangible assets and other assets.........    (7,154)    (2,012)    (1,784)
     Other, net.............................................       451      1,220      1,852
                                                              --------   --------   --------
Net cash used in investing activities.......................   (15,104)    (7,508)    (9,837)
                                                              --------   --------   --------
Cash flows from financing activities:
     Net borrowing (repayments) under revolving credit
       facility.............................................   (42,438)   (13,813)     1,056
     Net proceeds from the sale of Common Stock and exercise
       of options...........................................       955      2,978        606
     Issuances of long-term debt............................    50,274      --         --
     Payment of deferred financing fees.....................    (5,669)      (581)    (1,127)
     Repayments of debt.....................................    (3,117)    (6,931)   (10,110)
     Dividends..............................................    (1,127)    (1,149)    (1,005)
     Purchase of treasury stock.............................    (1,854)    (7,032)   (40,839)
                                                              --------   --------   --------
Net cash used in financing activities.......................    (2,976)   (26,528)   (51,419)
                                                              --------   --------   --------
Net increase (decrease) in cash.............................      (253)      (608)       578
Cash -- beginning of year...................................     1,499      1,246        638
                                                              --------   --------   --------
Cash -- end of year.........................................  $  1,246   $    638   $  1,216
                                                              --------   --------   --------
                                                              --------   --------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTHENTIC FITNESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of consolidation and presentation. The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries for the fiscal years ended July 5, 1997, July 4, 1998 and July 3, 1999. All significant intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform to the current year presentation.

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

     Comprehensive income and foreign currency translation. Comprehensive income consists of net income and foreign currency translation adjustments. For operations outside of the U.S. that prepare financial statements in currencies other than the U.S. dollar, the Company translates income statement amounts at average exchange rates for the year and translates assets and liabilities at year-end exchange rates. The translation adjustments are applied directly to stockholders' equity as a part of accumulated other comprehensive income.

     Inventories. Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market.

     Advertising expenses. Advertising costs, primarily print advertising, are expensed when the advertisement is first shown. Advertising expense for the years ended July 5, 1997, July 4, 1998 and July 3, 1999 were approximately $20,432,000, $12,909,000, and $15,208,000, respectively.

     Prepaid expenses. Design, sample and certain selling costs (primarily product books) for the upcoming season are deferred and amortized using the straight-line method over the season to which they pertain.

     Pre-opening and start-up costs. Effective with the beginning of fiscal 1999, the Company early adopted the provisions of SOP 98-5 requiring that start-up costs, as defined, be expensed as incurred. The Company recognized $2,518,000, after taxes, as the cumulative effect of change in accounting principle to write-off the balance of unamortized deferred start-up costs as of the beginning of fiscal 1999.

     Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the lesser of the estimated useful lives of the assets or term of the capital lease, using the straight-line method, as summarized below:

Buildings and improvements..................................  20-40 years
Machinery and equipment.....................................   3-10 years
Furniture and fixtures......................................   7-10 years

     Assets under capital lease and related amortization of capitalized leases are included in property, plant and equipment and accumulated depreciation and the associated liability in debt.

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

                         AUTHENTIC FITNESS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Revenue recognition. Revenue is recognized when goods are shipped to customers. Returns and allowances are provided for at the time of sale.

     Concentration of credit risk. The Company sells its products to department stores, sporting goods stores, mass merchandisers and specialty outlets primarily in the United States and Canada. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations.

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

     Accounting changes. In June 1998, the FASB issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities'. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999. However, in June 1999, the FASB issued SFAS 137 'Deferral of the effective date of FASB Statement
No. 133' delaying the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company is evaluating the application of the new statement and the impact on the Company's consolidated financial position, liquidity, cash flows and results of operations.

2 -- INVENTORIES

     Inventories consist of the following (in thousands):

                                                            JULY 4,    JULY 3,
                                                              1998       1999
                                                              ----       ----
Raw materials and work in process.........................  $17,754    $22,012
Finished goods............................................   46,156     50,245
                                                            -------    -------
                                                            $63,910    $72,257
                                                            -------    -------
                                                            -------    -------

3 -- OTHER CURRENT ASSETS

     Prepaid design, sample and certain selling costs (primarily product books) relating to the upcoming seasons which are included in other current assets amounted to $4,097,000 and $3,529,000 at July 4, 1998 and July 3, 1999,
respectively.

                         AUTHENTIC FITNESS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost and consist of the following (in thousands):

                                                          JULY 4,    JULY 3,
                                                            1998       1999
                                                            ----       ----
Land....................................................  $    238   $    177
Buildings and improvements..............................     1,038      --
Machinery and equipment.................................    20,912     24,744
Leasehold improvements..................................    34,546     35,485
Furniture and fixtures..................................    16,972     17,560
                                                          --------   --------
                                                            73,706     77,966
Accumulated depreciation................................   (23,289)   (27,701)
                                                          --------   --------
                                                          $ 50,417   $ 50,265
                                                          --------   --------
                                                          --------   --------

     Machinery and equipment under capital leases amounted to approximately $1,599,000 (net of accumulated depreciation of $1,734,000) and $2,660,000 (net of accumulated depreciation of $2,471,000) as of July 4, 1998 and July 3, 1999, respectively.

     Depreciation expense was $6,644,000, $7,190,000 and $8,056,000 for the fiscal years ended July 5, 1997, July 4, 1998 and July 3, 1999, respectively. During the fiscal years ended July 5, 1997, July 4, 1998 and July 3, 1999, the Company capitalized approximately $177,000, $84,000 and $79,000 of interest costs related to the construction of certain fixed assets.

5 -- OTHER ASSETS

     As of July 3, 1999, other assets consists of deferred financing costs of $3,937,000 (net of accumulated amortization of $4,482,000), licenses, trademarks and other assets of $31,335,000 (net of accumulated amortization of $22,893,000) and excess of cost over net assets acquired of $28,121,000 (net of accumulated amortization of $12,160,000). As of July 4, 1998, other assets consists of deferred financing costs of $4,582,000 (net of accumulated amortization of $5,663,000), licenses, trademarks and other assets of $37,586,000 (net of accumulated amortization of $22,542,000) and excess of cost over net assets acquired of $28,989,000 (net of accumulated amortization of $11,293,000).

6 -- DEBT

     On September 6, 1996, the Company entered into a $200 Million Credit Agreement (the '$200 Million Credit Agreement') with GE Capital, The Bank of Nova Scotia, Societe Generale and Union Bank of California. The $200 Million Credit Agreement is for a term of five years expiring September 1, 2001. Borrowing under the $200 Million Credit Agreement accrued interest at the lenders base rate or at LIBOR plus 1.5-2.0%. In September 1997, the Company's interest rate on outstanding borrowing under the $200 Million Credit Agreement was automatically reduced to LIBOR plus 1.00% (approximately 6.36% at July 3, 1999). On December 12, 1997, the Company amended its $200 Million Credit Agreement such that the Company's ability to purchase its own Common Stock was increased to $20,000,000. On March 18, 1998, after a syndication of the Company's $200 million credit facility was oversubscribed, the Company and its banks agreed to increase the amount of credit available under the Company's revolving loan (the 'Revolving Loan') from $150 million to $165 million ('Restated Credit Agreement') while maintaining the Company's outstanding balance of $45 million on its term loan (the 'Term Loan'). In September 1998, the Company amended the Restated Credit Agreement (the 'Credit Agreement') such that the Company's ability to purchase its own Common Stock was increased to $50 million. See Note 7 of Notes to Consolidated Financial Statements. The terms of the Company's Credit Agreement are the same as those of the $200 Million Credit Agreement. The Company is also required to pay a commitment fee on the unused portion of the Revolving Loan on the average daily unused

                         AUTHENTIC FITNESS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

revolving loan commitment. Commitment fees are included in interest expense and amounted to $283,000, $381,000 and $576,000 for the years ended July 5, 1997, July 4, 1998 and July 3, 1999, respectively.

     The rate of interest payable on outstanding borrowing under the Credit Agreement will be automatically reduced as the Company's debt to EBITDA ratio improves and can be reduced to as low as LIBOR plus .75% as the Company's EBITDA to debt ratio improves to 2.5 to 1. The commitment fee payable on the unused revolving loan commitment will also be automatically reduced as the Company's EBITDA to debt ratio improves and can be reduced to as low as .25% per annum.

     Borrowing under the Credit Agreement is secured by substantially all of the assets of the Company. The collateral will be automatically released when the Company achieves an investment grade implied senior debt rating, as determined by certain credit rating agencies. In addition, the Credit Agreement contains various restrictions and covenants and requires the Company to maintain certain financial ratios relating to interest and lease coverage, minimum adjusted net worth, maximum total debt to EBITDA, minimum EBITDA and limits the amount of capital expenditures the Company may incur in any one fiscal year. The Company was in compliance with all its covenants at July 3, 1999.

     In June 1998, the Company entered into an interest rate swap agreement (the 'Swap Agreement') with a bank that is a lender in the Restated Credit Agreement. The Swap Agreement allows the Company to convert variable rate borrowings with a notional amount of $75,000,000 to a fixed rate interest rate. Borrowings under the Swap Agreement are currently fixed at 6.66% until maturity in September 2003. As of July 3, 1999, the variable rate under the Swap Agreement of LIBOR is approximately 5.36%. Differences between the fixed interest rate and the variable interest rate are settled quarterly and resulted in increased interest expense of approximately $709,000 for the year ended July 3, 1999.

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

     The weighted averaged interest rate on borrowings outstanding was 6.7% per annum and 6.4% per annum at July 4, 1998 and July 3, 1999, respectively.

     Long-term debt consists of amounts due under the Company's Term Loan and obligations due under capital leases. The Term Loan is payable in nine semi-annual installments commencing on June 30, 1997 with a final installment of $7,500,000 due on September 1, 2001. Amounts due under capital leases as of July 4, 1998 and July 3, 1999 were approximately $1,252,000 and $1,802,000, respectively. Approximate maturities of long-term debt as of July 3, 1999 are as follows (in thousands):

FISCAL YEAR                                                   AMOUNT
- -----------                                                   ------
2000........................................................  $11,826
2001........................................................   14,538
2002........................................................    7,938

     In April 1995, the Company entered into an agreement ('Collar Agreement') with a bank. The terms of the Collar Agreement provided that the Company's interest rate on $40,000,000 of debt would not fall below 6.25% or rise above 7.25% unless the prevailing LIBOR rate rose above 9% in which case the Company's interest rate would have been LIBOR plus 1.50% as defined under the Credit Agreement, as noted above. The cost to the Company of entering the Collar Agreement was $116,000 and was amortized over the life of the Collar Agreement using the straight-line method. The additional interest expense to the Company for the year ended July 5, 1997 related to the Collar Agreement was

                         AUTHENTIC FITNESS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

approximately $46,000. The Collar Agreement matured on February 24, 1997. Interest payments/receipts on the Collar Agreement were made quarterly.

     Costs incurred to secure debt financing of the Company have been classified as deferred financing costs. These costs are amortized over the life of the related debt instrument using the interest method. Amortization of deferred financing costs amounted to $1,208,000, $1,454,000 and $1,772,000 for the fiscal years ended July 5, 1997, July 4, 1998 and July 3, 1999, respectively.

     The Company's lender issues letters of credit guaranteeing the Company's performance under certain trade purchase agreements. The letters of credit are issued under the terms of the Company's credit facility. Total letters of credit outstanding were $1,484,000 and $1,858,000 at July 4, 1998 and July 3, 1999,
respectively.

7 -- CAPITAL STOCK

     On October 2, 1995 the Company paid its first quarterly dividend on its Common Stock. Total dividends paid during the years ended July 5, 1997, July 4, 1998 and July 3, 1999 were $1,127,000, $1,149,000 and $1,005,000, respectively.

     In connection with the purchase of the assets of the Activewear Division of Warnaco and the initial capitalization of the Company, the Company granted to a major stockholder the option to purchase Class A Common Stock of the Company should the investor's ownership of issued and outstanding Common Stock fall below 50%. The investor was entitled to purchase unissued Common Stock of the Company (at fair value) sufficient to increase the investor's ownership of Common Stock of the Company to more than 50% of all issued and outstanding Common Stock. The Company and the major stockholder revised, upon the closing of the Initial Public Offering of the Company's common stock ('IPO'), the option agreement, which had allowed the major stockholder to purchase shares to maintain its 50% interest at all times, to an option, for as long as the major stockholder owns 20% or more of the outstanding Common Stock of the Company to maintain its percentage interest in the outstanding Common Stock of the Company in the event of certain issuance's of Common Stock by the Company. As of July 3, 1999, the major stockholder held more than 20% of the Company's outstanding Common Stock.

     The Company's Board of Directors has authorized a stock repurchase program which currently allows the Company to buy up to $50,000,000 of its outstanding Common Stock. As of July 3, 1999 the Company had purchased 3,307,800 shares of its Common Stock amounting to $49,725,000.

     On August 19, 1999, the Company's Board of Directors authorized the adoption of a stockholders' rights plan. Under the plan, rights to purchase stock, at a rate of one right for each share of Common Stock held, were distributed to holders of record on August 31, 1999 and automatically attach to shares issued thereafter. Under the plan, the rights attach to the Common Stock and are not represented by separate rights certificates, until, and generally become exercisable only after, a person or group (i) acquires 15% or more of the Company's outstanding Common Stock or (ii) commences a tender offer that would result in such a person or group owning 15% or more of the Company's Common Stock. When the rights first become exercisable, a holder will be entitled to buy from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at a purchase price of $75. However, if any person acquires 15% or more of the Company's Common Stock other than pursuant to a qualified offer or as provided for in the rights plan, each right not owned by a 15% or more stockholder would become exercisable for Common Stock of the Company (or in certain circumstances, other consideration) having a market value equal to twice the exercise price of the right. The rights expire on August 31, 2009, except as otherwise provided in the plan.

                         AUTHENTIC FITNESS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8 -- WARRANTS

     At May 14, 1990, the Company issued a warrant for the purchase of 3,618,358 shares (Series A Warrant) of its Common Stock for a nominal exercise price per share. On September 13, 1995, the Company purchased from GE Capital one-half of the shares available for purchase under the Series A Warrant. During the first quarter of fiscal 1997, GE Capital exercised the remaining portion of the Series A Warrant and acquired 1,809,009 shares of the Company's Common Stock.

9 -- STOCK OPTIONS

     The 1990 Key Management Stock Purchase Option Plan (the 'Option Plan') provided for the granting of options to key employees to purchase the Company's Common Stock at an exercise price of $.00875 per share. Options to purchase 286,668 shares of Common Stock were granted under the plan. At July 3, 1999, no options were outstanding under the Option Plan.

     The 1992 Long Term Incentive Plan (the 'Stock Plan') was adopted by the Board of Directors on May 7, 1992. In November 1994, the stockholders approved an amendment to the Stock Plan whereby the number of options available for grant under the Stock Plan increases by an amount equal to 3% of the outstanding shares of Common Stock of the Company on the first day of each fiscal year. As a result, 840,312 options were available for grant under the Stock Plan as of July 3, 1999.

     In November 1993, the stockholders approved and the Company adopted the 1993 Stock Option Plan for Non-Employee Directors ('Directors Plan'). The Directors Plan provided for awards of non-qualified stock options to Directors of the Company who are not employees of the Company or its affiliates and who have not, within one year, received any other award under any plan of the Company or its affiliates. Options granted under the Directors Plan shall be exercisable in whole or in part at all times during the period beginning on the date of grant until the earlier of (i) ten years from the date of grant or
(ii) one year from the date on which an optionee ceases to be an eligible Director. Options are granted at the fair market value of the Company's Common Stock at the date of the grant. The Directors Plan provided for the automatic grant of options to purchase (i) 15,000 shares of Common Stock upon a Director's election to the Company's Board of Directors and (ii) 5,000 shares of Common Stock immediately following each annual shareholders' meeting as of the date of such meeting.

     In May 1998, the Company's Board of Directors approved the adoption of The Authentic Fitness Corporation 1998 Stock Option Plan ('the 1998 Plan'). The 1998 Plan provides for the issuance of stock options up to the number of shares of the Company's Common Stock held in treasury. The 1998 Plan is administered by a committee of the Board of Directors of the Company which determines the number of stock options to be granted under the 1998 Plan, and the terms and conditions of such grants. The 1998 Plan provides for the granting of non-qualified stock options and restricted stock.

     In November 1998, the Company's Board of Directors approved the adoption of the 1998 Stock Option Plan for Non-Employee Directors ('the 1998 Directors Plan') to replace the Directors Plan. The 1998 Directors Plan provides for awards of non-qualified stock options to Directors of the Company who are not employees of the Company or its affiliates. Options granted under the 1998 Directors Plan shall be exercisable in whole or in part at all times during the period beginning on the date of grant until the earlier of (i) ten years from the date of grant or (ii) one year from the date on which an optionee ceases to be an eligible Director. Options are granted at the fair market value of the Company's Common Stock at the date of the grant. The 1998 Directors Plan provides for the automatic grant of options to purchase (i) 15,000 shares of Common Stock upon a Director's election to the Company's Board of Directors and
(ii) 10,000 shares of Common Stock immediately following each annual shareholders' meeting as of the date of such meeting.

                         AUTHENTIC FITNESS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Options granted, exercised, cancelled and outstanding under the Stock Plan, the Directors Plan, the 1998 Plan and the 1998 Directors Plan at July 3, 1999 are summarized below:

                                                                        WEIGHTED-AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                             ------      --------------
Outstanding July 6, 1996.................................   2,648,019        16.49
Options granted..........................................     970,000        13.13
Options exercised........................................     (66,000)        8.94
Options cancelled........................................    (489,667)       19.14
                                                           ----------
Outstanding July 5, 1997.................................   3,062,352        15.16
Options granted..........................................   2,161,900        18.53
Options exercised........................................    (570,356)       12.54
Options cancelled........................................  (1,403,568)       13.73
                                                           ----------
Outstanding July 4, 1998.................................   3,250,328        18.47
Options granted..........................................   1,573,250        13.19
Options exercised........................................     (44,664)       13.58
Options cancelled........................................    (147,069)       14.06
                                                           ----------
Outstanding July 3, 1999.................................   4,631,845        16.87
                                                           ----------
                                                           ----------

     Options are exercisable for a period of ten years from date of grant and vest when granted, in the case of the Directors Plan and the 1998 Directors Plan, and from the grant date to three years for the Option Plan, Stock Plan and 1998 Plan. Options expire from August 14, 2002 to June 28, 2009.

     The Company has reserved 4,683,457 shares of Class A Common Stock for issuance under the Option Plan, Stock Plan and Directors Plan as of July 3, 1999. In addition, there are 3,307,800 shares of Class A Common Stock in treasury stock available for issuance under the 1998 Plan and 1998 Directors Plan.

     The following table summarizes information about stock options outstanding and exercisable as July 3, 1999:

                                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                          -------------------------------------   -----------------------
                                                         WEIGHTED-
                                            NUMBER        AVERAGE     WEIGHTED-     NUMBER      WEIGHTED-
                                          OUTSTANDING    REMAINING     AVERAGE    EXERCISABLE    AVERAGE
                                          AT JULY 3,    CONTRACTUAL   EXERCISE    AT JULY 3,    EXERCISE
RANGE OF EXERCISE PRICES                     1999          LIFE         PRICE        1999         PRICE
- ------------------------                     ----          ----         -----        ----         -----
$ 8.00 - $12.50.........................   1,406,168        8.6        $12.23      1,158,668     $12.17
13.00 - 15.25...........................     848,027        7.2         14.36        582,523      14.36
17.13 - 20.88...........................   2,377,650        7.9         20.50      2,140,150      20.77
                                           ---------                               ---------
                                           4,631,845        8.0         16.87      3,881,341      17.24
                                           ---------                               ---------
                                           ---------                               ---------

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

                         AUTHENTIC FITNESS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              JULY 5,   JULY 4,   JULY 3,
                                                               1997      1998       1999
                                                               ----      ----       ----
Risk-free interest rate.....................................    6.04%     5.84%      5.38%
Dividend yield..............................................    0.38%     0.28%      0.38%
Expected volatility of market price of Company's Common
  Stock.....................................................   0.5313    0.4223     0.4288
Expected option life........................................  4 years   4 years    4 years

     The Company's pro forma information is as follows (in thousands):

                                                              FOR THE FISCAL YEARS ENDED
                                                              ---------------------------
                                                              JULY 5,   JULY 4,   JULY 3,
                                                               1997      1998      1999
                                                               ----      ----      ----
Pro forma net income........................................  $16,549   $11,995   $16,118
Pro forma basic income per share............................  $  0.74   $  0.54   $  0.79
Pro forma diluted income per share..........................  $  0.74   $  0.53   $  0.78

     These pro forma effects may not be representative of the effects on future years because of the prospective application required by SFAS No. 123, and the fact that options vest over several years and new grants generally are made each year. The weighted-average fair value of options granted during fiscal 1997, fiscal 1998 and fiscal 1999 for which the exercise price equals the market price on the grant date was $6.00, $7.36 and $5.20, respectively.

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

10 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                              FOR THE FISCAL YEARS ENDED
                                                              ---------------------------
                                                              JULY 5,   JULY 4,   JULY 3,
                                                               1997      1998      1999
                                                               ----      ----      ----
Numerator for basic and diluted earnings per share
     Income before cumulative effect of change in accounting
       principle............................................  $19,035   $22,769   $24,447
     Cumulative effect of change in accounting principle....    --        --        2,518
                                                              -------   -------   -------
Net income..................................................  $19,035   $22,769   $21,929
                                                              -------   -------   -------
                                                              -------   -------   -------
Denominator for basic earnings per share --
     Weighted average shares................................   22,362    22,310    20,359
                                                              -------   -------   -------
Effect of dilutive securities:
     Employee stock options.................................      152       200       325
                                                              -------   -------   -------
Denominator for diluted earnings per share --
     Weighted average adjusted shares.......................   22,514    22,510    20,684
                                                              -------   -------   -------
                                                              -------   -------   -------
Basic earnings per share before cumulative effect of change
  in accounting principle...................................   $0.85     $1.02     $1.20
                                                              -------   -------   -------
                                                              -------   -------   -------
Diluted earnings per share before cumulative effect of
  change in accounting principle............................   $0.85     $1.01     $1.18
                                                              -------   -------   -------
                                                              -------   -------   -------

     Options to purchase 2,377,650 shares of common stock at prices ranging from $16.25 to $20.88 per share were outstanding during fiscal 1999 but were not included in the computation of diluted earnings

                         AUTHENTIC FITNESS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire from August 2005 to June 2009 were still outstanding at the end of fiscal 1999.

11 -- COMMITMENTS AND CONTINGENCIES

     The Company is not a party to any litigation or other claims or uncertainty, other than routine litigation incidental to the business of the Company, that individually or in the aggregate is material to the business of the Company.

     Rent expense, including rent paid to Warnaco (See Note 13 of Notes to Consolidated Financial Statements) was $13,341,000, $15,438,000 and $16,194,000 for the years ended July 5, 1997, July 4, 1998 and July 3, 1999, respectively.

     Future minimum lease payments, required under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

FISCAL YEAR                                                   TOTAL
- -----------                                                   -----
2000........................................................  $8,106
2001........................................................   5,889
2002........................................................   3,669
2003........................................................   3,062
2004........................................................   2,570
2005 and thereafter.........................................   2,325

12 -- FACILITY CONSOLIDATIONS AND OTHER

     On October 2, 1998, the Company announced plans to discontinue sourcing from KT West, Inc. from the Company's owned Checotah, Oklahoma facility and to consolidate sourcing from the Company's leased Montebello, California facility into the Company's Commerce, California facility. This decision was part of the Company's continued strategy to secure the most efficient sourcing of its products. The Company recorded a charge of $3,324,000 ($2,028,000 net of income tax benefits) in the first quarter of fiscal 1999 primarily related to the above, including pre-tax charges of $2.2 million in non-cash asset write-offs, $0.6 million in connection with contractual obligations to KT West, Inc. and $0.5 million in other costs.

     During the first quarter of fiscal 1998 the Company closed its twenty Speedo'r' Authentic Fitness'r' retail stores located in Bally's Fitness Centers and consolidated its three California manufacturing facilities into two facilities. The total costs associated with these actions was approximately $1,408,000 ($859,000 net of income tax benefits).

     On January 1, 1997, one of the Company's three distribution centers, located in Sparks, Nevada, was flooded destroying certain inventory owned by the Company. The Company is insured for such losses as well as for profits lost due to business interruption. As of July 5, 1997, the Company had recorded a $25 million claim receivable from the insurance company related to this claim for the cost of inventory damaged in the flood, lost profit on orders that were lost due to the flood and other incurred expenses. As of July 5, 1997 the Company had received $15.5 million from the insurance company against such claim receivable, leaving an outstanding claim receivable of $9.5 million. In fiscal 1998, in order to achieve an early resolution of the insurance claim, the Company accepted a cash settlement offer on the outstanding claim receivable of approximately $8.8 million and wrote-off the remaining receivable of $0.7 million. In the fourth quarter of fiscal 1997, the Company incurred certain flood related distribution expenses in excess of amounts covered by insurance amounting to $3,354,000 ($2,162,000 net of income tax benefits).

                         AUTHENTIC FITNESS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13 -- RELATED PARTY TRANSACTIONS

     In 1990, the Company purchased the Activewear Division of Warnaco. Certain directors and officers of the Company are also directors and officers of Warnaco. From time to time, the Company and Warnaco jointly negotiate contracts and agreements with vendors and suppliers. The Company purchases certain services from Warnaco including contract manufacturing, occupancy services related to leased facilities, computer service, laboratory testing, transportation and other services. Additionally, the Company sells certain inventory to Warnaco and provides certain design services to Warnaco.

     The Company has sales to subsidiaries of a major stockholder ('Subsidiaries'). The Company pays royalties to a subsidiary of a major stockholder ('Subsidiary'). An affiliate of a major stockholder of the Company ('Affiliate') acted as buying agent for certain merchandise purchased by the Company from international suppliers. This buying agreement was terminated in June of 1999 as the Company opened its own buying office in the Far East.

     In May 1996 the Company made a strategic decision to close its closeout outlet stores. In July 1996, the Company closed several of its closeout outlet stores, transferred the leases on the remaining stores to Warnaco and sold the existing store inventory to Warnaco.

     GE Capital is a shareholder of the Company and a party to the Company's credit agreement. During fiscal 1997, fiscal 1998 and fiscal 1999, the Company paid interest to GE Capital for amounts borrowed under the terms of its credit facility.

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

     The following summarizes related party transactions included in the Consolidated Statements of Operations (in thousands):

                                                         JULY 5,      JULY 4,   JULY 3,
                                                          1997         1998      1999
                                                          ----         ----      ----
Expenses for Warnaco services (excluding rent
  expense).............................................  $ 7,110      $ 9,739   $22,659
Rent expense -- Warnaco................................      726          612       575
Product sales and other income -- Warnaco..............   28,726(a)     9,254    19,446
Product sales -- Subsidiaries..........................      573          141       424
Interest expense relating to balance owed to
  Affiliate............................................      665          975       879
Gross purchases through Affiliate......................   21,385       26,512    32,835
Royalty expenses -- Subsidiary.........................    5,705        6,959     6,894
Fees paid to Affiliate for buying agent services.......    1,419        1,759     2,003
Interest expense related to credit agreement...........    3,861        4,217     3,803

- ------------

 (a) Includes revenues from the transfer of the Company's closeout outlet store inventory of approximately $13 million.

                         AUTHENTIC FITNESS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14 -- CASH FLOW INFORMATION

                                                                      FOR THE YEARS ENDED
                                                              ------------------------------------
                                                               JULY 5,      JULY 4,      JULY 3,
                                                                 1997         1998         1999
                                                                 ----         ----         ----
                                                                         (IN THOUSANDS)
Cash paid (received) during the year for:
     Interest...............................................   $12,239      $13,027      $12,012
     Income taxes...........................................    (6,163)       5,453       13,196
Supplemental Non-Cash Investing and Financing Activities:
     Capital leases.........................................       274        --           1,663

15 -- BENEFIT PLAN

     The Company has a 401(k) defined contribution profit sharing plan ('Plan'), which covers all eligible, non-union domestic employees of the Company. The Company contributes amounts equal to 15% of employee contributions up to a maximum of 6% of employee's eligible compensation. Company contributions to the Plan were approximately $91,000, $67,000 and $65,000 for the years ended
July 5, 1997, July 4, 1998 and July 3, 1999, respectively.

16 -- INCOME TAXES

     The components of deferred tax assets and liabilities as of July 4, 1998 and July 3, 1999 are as follows (in thousands):

                                                              JULY 4,    JULY 3,
                                                                1998       1999
                                                                ----       ----
Deferred tax assets:
     Inventory and accounts receivable reserves.............  $  1,954   $  2,862
     Book amortization of trademarks, licenses and other
       intangible assets....................................     7,283      7,913
     Tax credit carryforwards...............................     2,394      --
     Net operating loss carryforward........................        66      --
     Other deferred tax assets..............................     1,723        373
                                                              --------   --------
          Deferred tax assets -- net........................    13,420     11,148
Deferred tax liabilities:
     Tax over book depreciation.............................    (4,130)    (4,544)
     Acquisition related accruals...........................    (2,391)    (1,393)
     Tax amortization of trademarks, licenses and other
       intangible assets....................................    (7,908)    (8,623)
     Prepaids...............................................     --        (1,318)
     Pre-opening costs......................................      (587)     --
     Prepaid costs..........................................    (1,302)     --
     Software development costs.............................    (1,048)     --
     Other deferred tax liabilities.........................    (5,854)    (3,817)
                                                              --------   --------
          Deferred tax liabilities..........................   (23,220)   (19,695)
                                                              --------   --------
          Net deferred tax liability........................  $ (9,800)  $ (8,547)
                                                              --------   --------
                                                              --------   --------

                         AUTHENTIC FITNESS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The provision for income taxes included in the Consolidated Statements of Operations amounts to (in thousands):

                                                               FOR THE YEARS ENDED
                                                           ---------------------------
                                                           JULY 5,   JULY 4,   JULY 3,
                                                            1997      1998      1999
                                                            ----      ----      ----
Current:
     U.S. Federal........................................  $ 3,857   $ 5,988   $13,434
     State...............................................    1,040     1,603     2,817
     Foreign.............................................      511       453       631
                                                           -------   -------   -------
                                                             5,408     8,044    16,882
                                                           -------   -------   -------
Deferred:
     U.S. Federal........................................    4,541     3,752    (1,132)
     State...............................................      100       943      (101)
     Foreign.............................................       24        20       (20)
                                                           -------   -------   -------
                                                             4,665     4,715    (1,253)
                                                           -------   -------   -------
     Total...............................................  $10,073   $12,759   $15,629
                                                           -------   -------   -------
                                                           -------   -------   -------

     The following represents the reconciliation of the tax provision rate to the U.S. Federal income statutory tax rate:

                                                                  FOR THE YEARS ENDED
                                                              ---------------------------
                                                              JULY 5,   JULY 4,   JULY 3,
                                                               1997      1998      1999
                                                               ----      ----      ----
Statutory rate..............................................    35.0%    35.0%     35.0%
State rate..................................................     7.0      4.7       3.8
Foreign tax rate in excess of U.S. statutory rate...........     0.8      0.1      --
Deduction for foreign taxes.................................    --       (4.4)     --
Intangible amortization.....................................     0.7      0.5       0.6
Other.......................................................     5.0      1.3      (0.4)
Valuation allowances........................................   (13.2)    (1.3)     --
Inventory contribution......................................    (0.7)    --        --
                                                               -----     ----      ----
Tax provision rate..........................................    34.6%    35.9%     39.0%
                                                               -----     ----      ----
                                                               -----     ----      ----

17 -- BUSINESS SEGMENTS INFORMATION

BUSINESS SEGMENTS

     In fiscal 1999, the Company adopted SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information.' SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and customers.

     The Company designs, manufactures and markets apparel within the Speedo'r' Division, Designer Swimwear Division and Speedo'r' Authentic Fitness'r' Retail Stores Division.

     The Speedo'r' Division designs, manufactures, imports and markets a product line consisting of women's and men's competition swimwear and swim accessories, men's swimwear and coordinating t-shirts, women's fitness swimwear, Speedo'r' Authentic Fitness'r' activewear and children's swimwear, all of which are marketed under the Speedo'r' brand name.

     The Designer Swimwear Division designs, manufactures, imports and markets a product line consisting of women's swimwear under nationally recognized brand names: Ralph Lauren'r', Polo Sport

                         AUTHENTIC FITNESS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Ralph Lauren'r', Polo Sport-RLX'r', Anne Cole'r', Catalina'r', Cole of California'r', Oscar de la Renta'r', Sunset Beach'r', Sandcastle'r', Sporting Life'r' and White Stag'r'.

     Speedo'r' Authentic Fitness'r' retail stores sell the Company's Speedo'r' and Speedo'r' Authentic Fitness'r' products to the general public through 139 retail stores, including its E-commerce website -- Speedo.com. The stores are designed to appeal to participants in water and land based fitness activities and to offer a complete line of Speedo'r' and Speedo'r' Authentic Fitness'r' products that sell throughout the year. The Company designs, manufactures and imports the product line.

     The accounting policies of the segments are the same as those described in the 'Summary of Significant Accounting Policies' in Note 1. The Company evaluates the performance of its segments based on earnings before interest, taxes, depreciation and amortization of intangibles and deferred financing costs and restructuring, special charges and other non-recurring items, as well as the effect of the early adoption of SOP 98-5 and other start-up related costs ('Adjusted EBITDA').

     Information by business segment is set forth below (in thousands):

                                                                                   SPEEDO'r'
                                                                                  AUTHENTIC
                                                                                  FITNESS'r'
                                                                     DESIGNER      RETAIL
FISCAL YEAR                                          SPEEDO'r'       SWIMWEAR      STORES       OTHER*    TOTAL
- -----------                                          -------         --------      ------       ------    -----
1997 --Net Revenues                                 $171,856         $ 94,024      $47,786      $9,422   $323,088
       Adjusted EBITDA                                33,308           22,631        3,878        (520)    59,297

1998 --Net Revenues                                  198,420          106,103       56,764       6,197    367,484
       Adjusted EBITDA                                36,380           25,195        5,238        --       66,813

1999 --Net Revenues                                  225,167          125,383       60,267        --      410,817
       Adjusted EBITDA                                44,517           27,739        5,758        --       78,014

- ------------

*Includes the former Skiwear division and insurance proceeds pertaining to the distribution center fire. (See Note 12)

     A reconciliation of total segment Adjusted EBITDA to total consolidated income before income taxes and cumulative effect of change in accounting principle for fiscal years 1997, 1998 and 1999 is as follows:

                                                            1997      1998      1999
                                                            ----      ----      ----
Total Adjusted EBITDA for reportable segments............  $59,297   $66,813   $78,014
General corporate expenses not allocated.................    6,811     6,681    12,701
Depreciation and amortization............................    9,824    10,351    11,177
Interest Expense.........................................   13,554    14,253    14,060
                                                           -------   -------   -------
Income before income taxes and cumulative effect of
  change in accounting principle.........................  $29,108   $35,528   $40,076
                                                           -------   -------   -------
                                                           -------   -------   -------

                         AUTHENTIC FITNESS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                             SPEEDO'r'
                                                                             AUTHENTIC
                                                                             FITNESS'r'
                                                                DESIGNER      RETAIL       RECONCILING
        YEAR ENDED JULY 5, 1997                 SPEEDO'r'       SWIMWEAR      STORES         ITEMS*      CONSOLIDATED
        -----------------------                 -------         --------      ------         ------      ------------
Total assets............................       $160,699         $79,888       $59,365        $21,920       $321,872
Depreciation and amortization...........          2,166           1,792         3,676          2,190          9,824
Capital expenditures....................                                       11,991          4,910         16,901

        YEAR ENDED JULY 4, 1998
Total assets............................        157,044          78,021        57,915         23,182        316,162
Depreciation and amortization...........          2,039           1,857         4,166          2,289         10,351
Capital expenditures....................                                        1,480          5,236          6,716

        YEAR ENDED JULY 3, 1999
Total assets............................        176,967          75,986        48,384         21,889        323,226
Depreciation and amortization...........          2,159           1,539         4,530          2,949         11,177
Capital expenditures....................                                        5,880          5,151         11,031

- ------------

*Includes Corporate items not allocated to business segments.

GEOGRAPHIC INFORMATION

     Primarily all of the Company's net revenues are generated within the United States and Canada. Net revenues from Canadian operations contributed approximately $15,318,000 of the Company's net revenues for fiscal 1999.

INFORMATION ABOUT MAJOR CUSTOMERS

     In fiscal 1999, the Company had one customer who accounted for approximately $46,873,000 or 11.4% of net revenues. In fiscal 1998, the Company had one customer who accounted for approximately $38,030,000 or 10.3% of net revenues. In fiscal 1997, no customer accounted for 10% of the Company's net revenues. Such revenues are included in the Speedo'r' Division and Designer Swimwear Division.

18 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

     Revolving, term loan and other borrowings. The fair value of the Company's outstanding balances under its Credit Agreement and other outstanding debt are valued based on rates available to the Company for debt with similar terms and maturities.

     Interest rate swap agreement. The Company has entered into an interest rate swap agreement which has the effect of converting a portion of the Company's outstanding variable rate debt into fixed rate debt. The fair value of the Company's agreement to fix the interest rate on $75,000,000 of its outstanding debt is based upon quotes from brokers and represents the cash requirement if the existing agreement had been settled at fiscal year end.

     Letters of credit. Letters of credit collateralize the Company's obligations to third parties and have terms ranging from thirty days to one year. The face amount of the letters of credit are a reasonable estimate of the fair value since the value for each is fixed over its relatively short maturity.

                         AUTHENTIC FITNESS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The carrying amounts and fair value of the Company's financial instruments are as follows (in thousands):

                                                     JULY 4, 1998         JULY 3, 1999
                                                  ------------------   ------------------
                                                  CARRYING    FAIR     CARRYING    FAIR
                                                   AMOUNT     VALUE     AMOUNT     VALUE
                                                   ------     -----     ------     -----
Revolving Loan..................................  $61,963    $61,963   $63,019    $63,019
Term Loan.......................................   41,250     41,250    32,500     32,500
Other long term debt............................    1,252      1,252     1,802      1,802
Interest rate swap..............................    --            17     --         1,439
Letters of credit...............................    1,484      1,484     1,858      1,858

19 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summarizes the unaudited quarterly financial results of the Company for the fiscal years ended July 4, 1998 and July 3, 1999 (in thousands, except share data):

                                                               YEAR ENDED JULY 4, 1998
                                                       ----------------------------------------
                                                        FIRST     SECOND     THIRD      FOURTH
                                                       QUARTER    QUARTER   QUARTER    QUARTER
                                                       -------    -------   -------    -------
Net revenues.........................................  $ 36,970   $72,652   $127,935   $129,927
Gross profit.........................................    13,070    32,441     53,648     49,505
Net income (loss)....................................    (6,849)    3,660     13,954     12,004

Basic net income (loss) per common share.............  $  (0.31)  $  0.17   $   0.63   $   0.53
                                                       --------   -------   --------   --------
                                                       --------   -------   --------   --------

Diluted net income (loss) per common share...........  $  (0.31)  $  0.16   $   0.62   $   0.53
                                                       --------   -------   --------   --------
                                                       --------   -------   --------   --------

                                                               YEAR ENDED JULY 3, 1999
                                                       ----------------------------------------
                                                        FIRST     SECOND     THIRD      FOURTH
                                                       QUARTER    QUARTER   QUARTER    QUARTER
                                                       -------    -------   -------    -------
Net revenues.........................................  $ 39,619   $78,037   $144,293   $148,868
Gross profit.........................................    14,191    33,337     57,762     57,964
Income (loss) before cumulative effect of change in
  accounting principle...............................  $ (7,578)  $ 4,097   $ 14,016   $ 13,912
Cumulative effect of change in accounting
  principle..........................................    (2,518)    --         --         --
                                                       --------   -------   --------   --------
Net income (loss)....................................  $(10,096)  $ 4,097   $ 14,016   $ 13,912
                                                       --------   -------   --------   --------
                                                       --------   -------   --------   --------
Basic net income (loss) per common share:
     Income (loss) before cumulative effect of change
       in accounting principle.......................  $(0.34)     $0.21     $0.71      $0.62

     Cumulative effect of change in accounting
       principle.....................................   (0.12)      --         --         --
                                                       ------      -----     ------     -----

     Net income (loss)...............................  $(0.46)     $0.21     $0.71      $0.62
                                                       ------      -----     -----      -----
                                                       ------      -----     -----      -----
Diluted net income (loss) per common share:
     Income (loss) before cumulative effect of change
       in accounting principle.......................  $(0.34)     $0.20     $0.69      $0.62

Cumulative effect of change in accounting
  principle..........................................   (0.12)      --         --         --
                                                       ------      -----     ------     -----

Net income (loss)....................................  $(0.46)     $0.20     $0.69      $0.62
                                                       ------      -----     -----      -----
                                                       ------      -----     -----      -----

                         AUTHENTIC FITNESS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

20 -- SUBSEQUENT EVENT

     On July 21, 1999, the Company entered into a Stock Purchase Agreement with the owners of Ubertech Texas, Inc., a Texas corporation. Ubertech Texas, Inc. specializes in the application of silicone-based graphics to apparel products. The Stock Purchase Agreement calls for the Company to purchase 70% of the Common Stock of Ubertech Texas, Inc., with an option to purchase the remaining 30% of the Common Stock at a later date. The aggregate purchase price was $8.4 million, of which $3.0 million was paid in cash on July 21, 1999, $5.1 million was settled with the issuance of Authentic Fitness Corporation Common Stock from treasury to the owners of Ubertech Texas, Inc. (62,223 shares at $15.94 on August 12, 1999 and 234,073 shares at $17.69 on August 26, 1999) and the remaining $0.3 million was settled by Authentic Fitness Corporation paying off a revolving credit line balance owed by Ubertech Texas, Inc. The Company currently estimates that the excess cost over net assets acquired as a result of this transaction to be approximately $8,300,000.

                                                                     SCHEDULE II

                         AUTHENTIC FITNESS CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                              ADDITIONS
                                                BALANCE AT    CHARGED TO
                                                BEGINNING     COSTS AND                     BALANCE AT
                 DESCRIPTION                     OF YEAR     EXPENSES(1)    DEDUCTIONS(2)   END OF YEAR
                 -----------                     -------     -----------    -------------   -----------
                                                               (IN THOUSANDS OF DOLLARS)
Accounts Receivable Allowances:
Year ended July 5, 1997.......................    $9,361       $20,135        $(22,625)       $6,871
                                                  ------       -------        --------        ------
                                                  ------       -------        --------        ------
Year ended July 4, 1998.......................    $6,871       $27,188        $(29,195)       $4,864
                                                  ------       -------        --------        ------
                                                  ------       -------        --------        ------
Year ended July 3, 1999.......................    $4,864       $27,115        $(24,912)       $7,067
                                                  ------       -------        --------        ------
                                                  ------       -------        --------        ------

- ------------

(1) Allowances are primarily charged to income as incurred. The allowance is adjusted at the end of each period by a charge or credit to income for the estimated discounts and allowances applicable to the accounts receivable then outstanding.

(2) Uncollectible accounts written-off, net of recoveries and charges for returns, allowances and cash discounts to the allowance account.

                                      S-1



                            STATEMENT OF DIFFERENCES
                            ------------------------

The trademark symbol shall be expressed as................................ 'TM'
The registered trademark symbol shall be expressed as..................... 'r'
The cent sign shall be expressed as....................................... [c]