Form 10-K405/A
period 1999-07-03
AUTHENTIC FITNESS CORP
filed 1999-11-01
CIK 887538

________________________________________________________________________________
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    [FEE REQUIRED]
    FOR THE FISCAL YEAR ENDED JULY 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    [NO FEE REQUIRED]
    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                          COMMISSION FILE NUMBER: 1-11202

                            ----------------------------

                           AUTHENTIC FITNESS CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ----------------------------

                   DELAWARE                                       95-4268251
         (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)

                             6040 BANDINI BOULEVARD
                           COMMERCE, CALIFORNIA 90040
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (323) 726-1262
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
          -------------------                     -------------------
Common Stock, par value $.001 per share         New York Stock Exchange
Series A Junior Participating Preferred
    Stock, par value $.01 per share             New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 25, 1999 was approximately $252,665,000.

     The number of shares of Common Stock outstanding as of October 25, 1999 was 20,071,061.

________________________________________________________________________________
________________________________________________________________________________

                                    PART III*


* This information is being filed pursuant to Form 10-K/A in connection with the Registrant's decision to postpone its Annual Meeting of Stockholders pending Registrant's consideration of an acquisition proposal from The Warnaco Group, Inc.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     DIRECTORS. The name, age (as of October 1, 1999), principal occupation for the last five years, selected biographical information and the period of service as a director of the Company of each director is set forth below.

     Mr. Stanley S. Arkin, 61, has been a Director of the Company since October 1995. Mr. Arkin is the Senior Partner of the New York law firm of Arkin, Schaffer & Kaplan LLP. He is a fellow of the American College of Trial Lawyers and has been Chairman of the Association of the Bar of the City of New York Committee on the Criminal Courts, Law and Procedure, and its Committee on Professional Discipline, and has been a member of the Association's Executive Committee. He is the author of several treatises and writes a regular column for the New York Law Journal. Mr. Arkin is also a member of the Board of Directors for the American Committee of the Weizmann Institute of Science and a member of the Board of Directors and Treasurer of the American Craft Museum.

     Mr. Stuart D. Buchalter, 62, has been a Director of the Company since May 1990. Mr. Buchalter is of counsel to the California law firm of Buchalter, Nemer, Fields and Younger. Mr. Buchalter served as Chairman of the Board and Chief Executive Officer of The Art Stores until January 1995. From August 1980 to June 1993 he served as Chairman of the Board and Chief Executive Officer of Standard Brands Paint Company. In 1975, Mr. Buchalter was a Special Counsel to the Division of Enforcement of the Securities and Exchange Commission in Washington, D.C., and was a Lecturer-at-Law at the UCLA School of Law in 'Securities Regulation' in Spring, 1990. Mr. Buchalter also serves as a director of City National Corp. (bank holding company), Earl Scheib, Inc. (automotive painter), e4L, Inc. (direct marketer) and Faroudja, Inc. (video imaging enhancement company). He is Vice Chairman of the Board of Trustees of Otis College of Art and Design and served as a Director of the California Chamber of Commerce until December 1993.

     Mr. Joseph A. Califano, Jr., 68, has been a Director of the Company since November 1993. Mr. Califano is Chairman and President of The National Center on Addiction and Substance Abuse at Columbia University. Mr. Califano is also a director of Automatic Data Processing, Inc., HealthPlan Services, Inc., Kmart Corporation, True North Communications, Inc. and The Warnaco Group, Inc. ('Warnaco'). Mr. Califano is a Trustee of New York University and the Twentieth Century Fund and a Governor of New York Presbyterian Hospital. He is founding Chairman of the Board of the Institute for Social and Economic Policy in the Middle East at the Kennedy School of Government at Harvard University and is a member of the Institute of Medicine of the National Academy of Sciences. Mr. Califano served as Secretary of the United States Department of Health, Education and Welfare from 1977 to 1979. He was Special Assistant for Domestic Affairs to the President of the United States from 1965 to 1969. He is the author of nine books.

     Mr. William S. Finkelstein, 51, has been a Director of the Company since May 1992. Mr. Finkelstein has been Senior Vice President of Warnaco since May 1992 and Chief Financial Officer and a Director of Warnaco since May 1995. Mr. Finkelstein served as Vice President and Controller of Warnaco from November 1988 until his appointment as Senior Vice President. Mr. Finkelstein served as Senior Vice President, Treasurer and Secretary of the Company from May 1990 to May 1992. Mr. Finkelstein served as Vice President of Finance of Warnaco's Activewear and Olga Divisions from March 1988 until his appointment as Controller of Warnaco. Mr. Finkelstein served as Vice President and Controller of SPI Pharmaceuticals Inc. from February 1986 to March 1988 and held various financial positions including Assistant Corporate Controller with Max Factor and Company, between 1977 and 1985.

     Mrs. Linda J. Wachner, 53, has been a Director, Chairman of the Board and Chief Executive Officer of the Company since its inception in May 1990. Mrs. Wachner concurrently serves as and has been a Director, President and Chief Executive Officer of Warnaco since August 1987, and the Chairman of the Board of Warnaco since August 1991. Mrs. Wachner was a Director and President of Warnaco from March 1986 to August 1987. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max Factor and Company from December 1978 to October 1984.

Mrs. Wachner also serves as a Director of Applied Graphics Technologies, Inc. and The New York Stock Exchange, Inc.

     Mr. Robert D. Walter, 69, has been a Director of the Company since November 1992. Mr. Walter served as a Vice President and Chief Financial Officer of Warnaco from June 1986 to February 1988 pursuant to a consulting contract. Mr. Walter served successively as Treasurer, Vice President and Chief Accounting Officer, and Senior Vice President and Chief Financial Officer and Member of the Office of the Chairman of Norton Simon Inc., a diversified consumer products company, from 1971 to 1983.

     EXECUTIVE OFFICERS. The executive officers of the Company, their ages and their positions are set forth below.

                   NAME                     AGE                    POSITION
                   ----                     ---                    --------
Linda J. Wachner..........................  53    Director, Chairman of the Board and Chief
                                                    Executive Officer
Christopher G. Staff......................  57    President and Chief Operating Officer
Michael P. Mc Hugh........................  60    Senior Vice President and Chief Financial
                                                    Officer
Susan Guensch.............................  39    President Speedo'r' Division

     Mrs. Linda J. Wachner has been a Director, Chairman of the Board and Chief Executive Officer of the Company since its inception in May 1990. Mrs. Wachner concurrently serves as and has been a Director, President and Chief Executive Officer of Warnaco since August 1987, and the Chairman of the Board of Warnaco since August 1991. Mrs. Wachner was a Director and President of Warnaco from March 1986 to August 1987. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max Factor and Company from December 1978 to October 1984. Mrs. Wachner also serves as a Director of Applied Graphics Technologies, Inc. and The New York Stock Exchange, Inc.

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

     Compliance With Section 16(a) of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934, as amended (the 'Exchange Act'), requires the Company's executive officers and directors and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and NYSE. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all such Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company and written representations that no other forms were required when applicable, the Company believes that, during the fiscal year ended July 3, 1999, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and more than ten percent shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

     SUMMARY COMPENSATION. Set forth below are tables prescribed by Regulation S-K which present compensation information for the Company's Chief Executive Officer and the other most highly compensated executive officers whose aggregate annual salary and bonus exceeds $100,000 in fiscal 1999 (collectively, the 'Named Executives').

                           SUMMARY COMPENSATION TABLE

     The following table discloses compensation earned by the Named Executives in each of the three fiscal years ended July 5, 1997, July 4, 1998 and July 3, 1999.

                                            ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                  ----------------------------------------   ---------------------------------
                                                                                     AWARDS
                                                                             -----------------------
                                                                    OTHER                 SECURITIES
                                                                   ANNUAL    RESTRICTED   UNDERLYING             ALL OTHER
       NAME AND PRINCIPAL         FISCAL                           COMPEN-     STOCK       OPTIONS/     LTIP      COMPEN-
            POSITION               YEAR      SALARY      BONUS     SATION      AWARDS      SARs(#)     PAYOUTS    SATION
            --------               ----      ------      -----     ------      ------      -------     -------    ------
Linda J. Wachner................   1999    $1,063,357   $  --      $  (d)     $ --        1,000,000      --       $ --
  Chairman and Chief               1998     1,044,336      --         (d)       --        1,741,900      --         --
  Executive Officer                1997     1,019,179      --         (d)       --          500,000      --         --

Christopher G. Staff(a).........   1999       351,697      --         (d)       --           20,000      --        3,150(e)
  President and Chief              1998       319,049      --         (d)       --           50,000      --        1,618(e)
  Operating Officer                1997       188,888      --         (d)       --           50,000      --           94(e)

Michael P. Mc Hugh(b)...........   1999       352,152    100,000      (d)       --           --          --           50(e)
  Senior Vice President and        1998        50,071      --         (d)       --           50,000      --         --
  Chief Financial Officer          1997        --          --        --         --           --          --         --

Susan Guensch(c)................   1999       289,193      --         (d)       --           50,000      --        1,081(e)
  President Speedo'r'              1998       253,657      --         (d)       --           40,000      --          929(e)
  Division                         1997       244,176      --         (d)       --           40,000      --        1,125(e)

------------

(a) Mr. Staff was appointed President and Chief Operating Officer on February 18, 1997.

(b) Mr. Mc Hugh was appointed Senior Vice President and Chief Financial Officer on May 7, 1998.

(c) Ms. Guensch was appointed President of the Speedo'r' Division on September 27, 1996.

(d) Other compensation was less than $50,000 or 10% of such officer's annual salary and bonus for such year.

(e) Represents employer matching contributions under the Company's Employee Savings Plan.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides information on options granted in fiscal 1999 to the Named Executives.

                                                   INDIVIDUAL GRANTS
                             -------------------------------------------------------------
                                              PERCENT OF                                           POTENTIAL REALIZABLE VALUE
                              NUMBER OF         TOTAL                                                AT ASSUMED ANNUAL RATES
                              SECURITIES     OPTIONS/SARs    EXERCISE OR                           OF STOCK PRICE APPRECIATION
                              UNDERLYING      GRANTED TO     BASE PRICE                                FOR OPTION TERM(c)
                             OPTIONS/SARs    EMPLOYEES IN       $ PER                        --------------------------------------
           NAME                GRANTED       FISCAL 1999        SHARE      EXPIRATION DATE   0%(d)          5%              10%
           ----                -------       -----------        -----      ---------------   -----          --              ---
Linda J. Wachner...........    444,300(a)        28.2%         $12.50       Aug. 19, 2008      0        $3,492,724      $ 8,851,247
                               555,700(a)        35.3%         $12.50       Aug. 19, 2008      0        $4,368,459      $11,070,534
Christopher G. Staff.......     20,000(b)         1.3%         $12.50       Aug. 19, 2008      0        $  157,224      $   398,436
Michael P. Mc Hugh.........       --              --             --               --           --           --                --
Susan Guensch..............     50,000(b)         3.2%         $12.50       Aug. 19, 2008      0        $  393,059      $   996,089

------------

 (a) All of such options were granted on August 19, 1998 and are fully vested as of such date. Such options have stock-for-stock exercise and tax withholding features which allow the holder, in lieu of paying cash for the exercise price and any tax withholding, to have the Company commensurately reduce the number of such shares of common stock to which the optionee would otherwise be entitled upon exercise of such options.

 (b) All of such options were granted on August 19, 1998 and one-third of such options vest annually until fully vested on August 19, 2001. Such options have stock-for-stock exercise and tax withholding features which allow the holders, in lieu of paying cash for the exercise price and any tax withholding, to have the Company commensurately reduce the number of such shares of common stock to which the optionee would otherwise be entitled upon exercise of such options.

 (c) The dollar amounts under these columns are the result of calculations at 0% and at the 5% and 10% rates set by the SEC based upon the closing price of the Company's common stock on the date of grant. These amounts are not intended to forecast future appreciation, if any, of the Company's stock price.

 (d) No gain to the optionee is possible without an increase in stock price appreciation, which will benefit all stockholders commensurately. A zero percent gain in stock price appreciation will result in zero dollars for the optionee.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information on option/SAR exercises in fiscal 1999 by the Named Executives and the values of such officers' unexercised options at July 3, 1999.

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-
                                                               OPTIONS/SARs           THE-MONEY OPTIONS/SARs
                                                              AT JULY 3, 1999             AT JULY 3, 1999
                                                         -------------------------   -------------------------
                         SHARES ACQUIRED      VALUE            EXERCISABLE/                EXERCISABLE/
                           ON EXERCISE      REALIZED           UNEXERCISABLE               UNEXERCISABLE
                           -----------      --------           -------------               -------------
Linda J. Wachner.......       --               --                2,741,900/0                 $5,000,000/$0
Christopher G. Staff...       --               --              66,667/53,333             $270,833/$191,667
Michael P. Mc Hugh.....       --               --              16,667/33,333                         $0/$0
Susan Guensch..........       --               --             164,000/90,000             $607,167/$383,333

     COMPENSATION OF DIRECTORS. The Company does not pay any additional remuneration to employees for serving as directors. In fiscal 1999, Directors of the Company who are not employees received an annual retainer fee of $50,000 plus fees of $1,500 per day for attendance at meetings of the Board of Directors and $1,000 per day for attendance at meetings of its committees. Directors are also reimbursed for out-of-pocket expenses.

     During fiscal 1999, each of the non-employee directors, Messrs. Arkin, Buchalter, Califano, Finkelstein and Walter, was granted an option under the 1998 Stock Plan for Non-Employee Directors to purchase 10,000 shares of the Company's Common Stock at an exercise price of $14.6875 per share, the fair market value at the date of grant.

     Employment Agreement. The Company and Mrs. Wachner have entered into an employment agreement which was amended on November 1, 1993 (the 'Employment Agreement'), pursuant to which the Company has agreed to employ Mrs. Wachner as the Chief Executive Officer of the Company and of Authentic Fitness Products, Inc. through October 31, 2000, with automatic one-year renewals thereafter, and to use its best efforts to ensure that she is elected to serve as a director of the Company for two successive three year terms. The Employment Agreement provides for Mrs. Wachner to receive a base salary of $975,000 per year for the term of the Employment Agreement with automatic cost of living increases beginning January 1, 1996. Under the Employment Agreement, Mrs. Wachner is also eligible for annual bonuses, as determined by the Compensation Committee. In this regard, the stockholders approved the Executive Incentive Compensation Plan ('Executive Plan') at the 1994 Annual Meeting of Stockholders.

     The Employment Agreement provides that Mrs. Wachner shall devote such time to the business and affairs of the Company as is reasonably necessary to perform the duties of her position, except that she is not required to perform any duties or responsibilities which would be likely to result in noncompliance with or breach or violation of her employment contract with Warnaco.

     In the event that Mrs. Wachner's employment is terminated by the Company other than for 'cause,' or by Mrs. Wachner for 'good reason,' in each case as defined in the Employment Agreement, she will be entitled to receive a lump-sum payment equal to the present value of base salary payments owing pursuant to the Employment Agreement through the end of the then current term of employment, all other accrued but unpaid amounts owing to her in connection with her employment, and a lump-sum termination payment of $2,000,000. If Mrs. Wachner's employment is terminated by the Company for cause or if she voluntarily terminates her employment without good reason, she will be entitled to receive any amounts owing to her under the Employment Agreement through the date of termination. In the case of any other termination of employment, Mrs. Wachner will receive continued payments of base salary through the end of the term of employment.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1999, Mr. Arkin, Mr. Califano and Mr. Walter served as members of the Compensation Committee. Mrs. Wachner, an executive officer of the Company, serves as Chairman of the Board of Directors, President and Chief Executive Officer and is a significant shareholder of Warnaco. Mr. Califano serves on the board of directors of Warnaco. Mr. Walter served as Vice President and Chief Financial Officer of Warnaco from June 1986 until February 1988 pursuant to a consulting contract and as a Director of Warnaco from January 1987 to June 1996.

     The Company acquired substantially all of the business of the Activewear Division of Warnaco in 1990. Warnaco, a Delaware corporation, designs, manufactures and markets a broad line of women's intimate apparel, men's, women's, junior's and kid's jeans and jeans-related sportswear, men's dress and sport shirts, sportswear, neckwear, underwear and accessories and women's dresses and sportswear all of which are sold under a variety of internationally recognized owned and licensed brand names.

     From time to time, Warnaco and the Company jointly negotiate contracts and agreements with vendors and suppliers.

     The Company rents certain office facilities in New York, New York and Los Angeles, California from Warnaco pursuant to month to month leases. Payments for the leased facilities amounted to approximately $0.6 million for fiscal 1999. During fiscal 1999, the Company purchased certain services from Warnaco including contract manufacturing, occupancy services related to leased facilities, laboratory testing, transportation and other services. Payments for such services totaled approximately $22.7 million for fiscal 1999.

     In fiscal 1994, the Company and Warnaco entered into an exclusive license agreement for the manufacture and distribution of certain men's and women's sportswear under the Catalina'r' brand name. The Company recorded royalty income of approximately $1.3 million under this agreement in fiscal 1999. In fiscal 1995, the Company entered into a sub-license agreement with Warnaco to manufacture and market certain women's intimate apparel under the Speedo'r' name. Royalty income related to this agreement was approximately $0.1 million in fiscal 1999. In addition, the Company sells merchandise to Warnaco and provides other services from time to time. Net revenues relating to sales of such merchandise and other services, totaled approximately $18.1 million for fiscal 1999.

     The Company believes that arrangements with Warnaco are on approximately the same terms as could be obtained from third persons.

     Mr. Arkin is the Senior Partner of the New York law firm of Arkin, Schaffer & Kaplan LLP which, from time to time, provides legal services to the Company.

         BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of the Directors is responsible for administering the executive compensation plans and programs of the Company and for making recommendations to the Board of Directors regarding the compensation of and benefits provided to the Chief Executive Officer and the Named Executives. The names of the Committee members are set forth below.

GENERAL POLICIES REGARDING COMPENSATION OF EXECUTIVE OFFICERS

     The Committee's goals in establishing compensation levels and administering executive compensation plans are (1) to attract and retain individuals of superior ability and managerial talent, (2) to reward executives for superior individual contributions to the achievement of the Company's business objectives and (3) to motivate executive officers to increase Company performance. The Company's compensation structure consists of base salary, variable annual cash compensation (bonuses) and stock-based long-term incentive awards.

     Base Salary. The Committee establishes base salaries at levels that reflect the Committee's subjective assessment of prevailing salary levels among the Company's competitors. The Company's competitors, for this purpose, include certain of the companies included in the industry peer group index used for comparison with the Company's performance in the performance graph following this report as well as other companies with which, in the Committee's view, the Company competes for executive talent. This group of companies may include non-public companies and companies in related industries such as retailing or general apparel manufacturing.

     In general, the Committee attempts to set base salaries at levels that will attract and retain highly qualified individuals. In selected cases, the Committee may feel that excellent executive talent may only be attracted and retained by compensation in excess of prevailing levels among the Company's competitors.

     In establishing the appropriate compensation level for any particular officer, as well as in determining which companies should form the comparison group for this purpose, the Committee from time to time may consult with independent compensation consultants. However, the Committee ultimately reviews the case of each executive officer individually, relying heavily on the recommendations of the Chief Executive Officer as well as on its members' own subjective judgment. The Committee did not engage outside consultants during fiscal 1999.

     Annual Bonus. The Committee generally believes that, at higher executive levels, a greater percentage of an individual's total annual cash compensation opportunity should consist of variable compensation tied to the Company's performance. Annual bonus opportunities for executive officers, other than Mrs. Wachner, range from 0% to 100% of base salary. Starting with fiscal 1995, Mrs. Wachner's annual bonus has been determined in accordance with the Executive Plan (see 'Employment Agreement' on page 6).

     The Committee's practice with regard to awarding annual bonuses to executive officers other than Mrs. Wachner has been to establish those measures of corporate performance which the Committee has determined in its sole discretion to be appropriate under the circumstances, and to assign such relative weight to any such factors as it determines to be appropriate. The Committee focuses particularly on such factors as growth in earnings (measured by earnings before interest, taxes, depreciation and amortization (EBITDA)) and cash flow, as well as discretionary factors in determining whether or not bonuses are paid. The Committee also pays bonuses to selected individuals on an ad hoc basis in connection with, or in recognition of, special events or projects such as major acquisitions and financing and licensing arrangements. In making all of such determinations, the Committee takes into consideration and gives significant weight to the recommendations of the Chief Executive Officer with respect to bonuses of executive officers other than herself.

     For fiscal 2000, the Committee generally intends to maintain its customary approach to determining annual bonuses as described above.

     Long-Term Incentive Compensation. Stock-based incentives, at the present time consisting solely of stock options granted at 100% of the stock's fair market value on the grant date, constitute the long-term incentive portion of the Company's executive compensation package. Stock options provide an incentive for executives to increase the Company's stock price and, therefore, the return to the Company's shareholders. The Committee has not heretofore granted stock appreciation rights ('SARs') or other stock-based awards, although it has the authority to do so under the 1992 Long Term Stock Incentive Plan. The Committee reserves the discretion to consider any factors its considers relevant, and to give all factors considered the relative weight it considers appropriate under the circumstances then prevailing, in reaching its determination regarding the size and timing of option grants.

     Limitations on Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code, enacted as part of the Revenue Reconciliation Act of 1993, limits the deductibility of compensation paid to certain executive officers of the Company beginning with the Company's 1995 taxable year. To qualify for deductibility under Section 162(m), compensation in excess of $1,000,000 per year paid to the Chief Executive Officer and the four other most highly compensated executive officers at the end of such fiscal year generally must be either (1) paid pursuant to a written binding contract in effect on February 17, 1993, and which was not modified thereafter in any material respect before such remuneration is paid or (2) 'performance-based' compensation, as determined under Section 162(m). In order to be considered 'performance-based,' for this purpose, compensation must be paid solely on account of the attainment of one or more pre-established performance goals established by a committee of two or more 'outside directors,' pursuant to an arrangement that has been disclosed to and approved by shareholders. Also, in order for an arrangement to give rise to fully deductible 'performance-based' compensation, the terms of the arrangement must preclude the exercise of any discretion in the administration of the plan that would have the effect of increasing compensation paid thereunder.

     The Company generally intends to comply with the requirements for full deductibility of executive compensation under Section 162(m). However, the Committee will balance the costs and burdens involved in such compliance against the value of the tax benefits to be obtained by the Company thereby, and may in certain instances pay compensation that is not fully deductible if in its determination such costs and burdens outweigh such benefits.

     1999 Compensation. In awarding the options granted to the Named Executives as shown in the table labeled 'Option/SAR Grants in Last Fiscal Year', the Committee considered the number of option shares available for grant under the Company's stock option plan and the stockholder dilution represented by the total number of options authorized and outstanding under such plan. The Committee then determined, in its discretion, the number of options it wished to grant for fiscal 1999 and allocated the options available for grant among executive officers based on its subjective assessment of individual performance, seniority and relative position level. In making such assessments, the Committee reviewed the number of outstanding options held by each executive officer. In making these determinations and allocations, the Committee also relied on the recommendations of the Chief Executive Officer with respect to option grants to executives other than herself.

     Compensation of the Chief Executive Officer. Mrs. Wachner's annual base salary and annual bonus are governed by the Employment Agreement with the Company, described on page 6. Pursuant to the Employment Agreement, Mrs. Wachner's base salary was adjusted in 1999 solely to reflect changes in the cost of living. Other than cost of living increases, Mrs. Wachner has not received a base salary increase since 1993.

                                          Joseph A. Califano, Jr.
                                          Stanley S. Arkin
                                          Robert D. Walter

                         STOCK PRICE PERFORMANCE GRAPH

     The Company's Common Stock commenced trading on the NYSE on June 28, 1992. The Stock Price performance graph below compares cumulative total return through July 3, 1999, assuming reinvestment of dividends, by an investor who invested $100.00 on July 2, 1994 in each of (i) the Common Stock of the Company, (ii) the Wilshire 5000 Total Return Composite Index and (iii) the S&P Textile-Apparel Index. The stock price performance shown on the graph below is not necessarily indicative of future price performance.


                             [PERFORMANCE GRAPH]




                                              7/2/94    7/1/95    7/6/96    7/5/97    7/4/98    7/3/99
                                              ------    ------    ------    ------    ------    ------
Authentic Fitness...........................  100.00    119.64    131.54     88.93    114.86    126.54
Wilshire 5000...............................  100.00    124.71    157.29    203.62    262.38    313.78
S&P Textiles-Apparel........................  100.00    104.36    130.40    143.88    166.47    115.66

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of October 5, 1999 by (i) each of the Company's directors, (ii) each of the Company's executive officers,
(iii) all directors and executive officers as a group and (iv) each person who is known by the Company to beneficially own five percent or more of any class of the Company's voting securities.

                                                              SHARES BENEFICIALLY OWNED
                                                                     COMMON STOCK
                                                              --------------------------
                                                               NUMBER
                            NAME                              OF SHARES        PERCENT
                            ----                              ---------        -------
DIRECTORS AND EXECUTIVE OFFICERS(a)
Linda J. Wachner(a)(b)......................................  4,688,242          20.6%
Christopher G. Staff(a).....................................    112,554           *
Michael P. Mc Hugh(a).......................................     18,680           *
Susan Guensch(a)............................................    211,131           1.0%
Stanley S. Arkin(c).........................................     37,600           *
Stuart D. Buchalter(d)......................................     61,600           *
Joseph A. Califano, Jr.(d)..................................     47,000           *
William S. Finkelstein(d)...................................    164,714           *
Robert D. Walter(d).........................................     47,000           *
All directors and executive officers
  as a group (9 persons)....................................  5,388,521          23.1%
OTHER 5% STOCKHOLDERS
Pentland Ventures, Ltd .....................................  5,067,458          25.2%
  Pentland Center
  Lakeside, Squires Lane
  Finchley N3
  London, England
General Electric Capital Corporation .......................  1,809,179           9.0%
  260 Long Ridge Road
  Stamford, Connecticut 06902
John J. Lattanzio (e) ......................................  1,755,800           8.7%
  277 Park Ave. 27th Floor
  New York, New York 10172
Fayez Sarofim & Co.(f) .....................................  1,306,600           6.5%
  2907 Two Houston Center
  Houston, TX 77010
Leon G. Cooperman (g) ......................................  1,277,300           6.4%
  88 Pine St., Wall St Plaza, 31st Floor
  New York, New York 10005

------------

  *  Less than 1%

 (a) The business address of each of the directors and executive officers is c/o Authentic Fitness Corporation, 6040 Bandini Blvd., Commerce, California 90040. The number of shares beneficially owned by the following officers includes vested but unexercised options in the following amounts: Mrs.
     Wachner: 2,741,900; Mr. Staff: 90,000; Mr. Mc Hugh: 16,667; and Ms.
     Guensch: 194,000.

 (b) Includes 601,780 shares of Common Stock held by a trust, the shares of which Mrs. Wachner has the sole power to vote and no power to dispose of such 601,780 shares.

 (c) Includes vested but unexercised options to purchase 35,000 shares of Common Stock granted pursuant to the 1993 Stock Plan for Non-Employee Directors and the 1998 Stock Plan for Non-Employee Directors.

 (d) Includes vested but unexercised options to purchase 45,000 shares of Common Stock granted pursuant to the 1993 Stock Plan for Non-Employee Directors and the 1998 Stock Plan for Non-Employee Directors.

 (e) Information based on a Schedule 13G, dated February 12, 1999, filed with the Securities and Exchange Commission (the 'SEC') by John J. Lattanzio reporting the beneficial ownership of the

                                              (footnotes continued on next page)

(footnotes continued from previous page)

     shares of Common Stock set forth in the table. According to such Schedule 13G, Mr. Lattanzio has sole power to vote or direct the vote of 1,155,200 shares and shared power to vote or direct the vote of 600,600 shares, sole dispositive power for 1,155,200 shares and shared dispositive power for 600,600 shares.

 (f) Information based on a Schedule 13G, dated February 12, 1999, filed with the SEC by Fayez Sarofim & Co. ('Fayez') reporting the beneficial ownership of the shares of Common Stock set forth in the table. According to such Schedule 13G, Fayez has sole power to vote or direct the vote of 550,000 shares and shared power to vote or direct the vote of 634,200 shares, sole dispositive power for 550,000 shares and shared dispositive power for 756,600 shares.

 (g) Information based on a Schedule 13G, dated September 7, 1999, filed with the SEC by Leon G. Cooperman reporting the beneficial ownership of the shares of Common Stock set forth in the table. According to such Schedule 13G, Mr. Cooperman has sole power to vote or direct the vote of 860,000 shares and shared power to vote or direct the vote of 417,300 shares, sole dispositive power for 860,000 shares and shared dispositive power for 417,300 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Speedo International Ltd., an affiliate of Pentland Ventures, Ltd., has licensed the Company to design, manufacture and market certain men's, women's and children's apparel and accessories under the Speedo'r' trademark and certain related trademarks, including Speedo'r' Surf Walker'r' and Speedo'r' Authentic Fitness'r'. Such license was granted in perpetuity and is exclusive in the United States, its territories and possessions, Canada, Mexico and the Caribbean Islands. The Company has paid royalties and other fees pursuant to the licensing agreements with Speedo International Ltd. of approximately $7.0 million for fiscal 1999.

     ASCO International Sourcing Limited and Soaring Force Limited (collectively, 'ASCO'), both affiliates of Pentland Ventures, Ltd., acted as buying agents on behalf of the Company until June 1999 in certain Far East countries, including China, Hong Kong, India, Japan, Korea, the Philippines, Singapore and Thailand. The Company has paid interest, commissions and other fees associated with the Company's Buying Agency Agreement with ASCO of approximately $2.9 million in fiscal 1999. The Buying Agency Agreement was terminated in June 1999 as the Company opened its own buying office in the Far East.

     An affiliate of Pentland Ventures, Ltd. also purchases certain merchandise from the Company, principally goggles. Sales of such merchandise aggregated approximately $0.4 million for fiscal 1999.

     Mr. Buchalter is of counsel to the California law firm of Buchalter, Nemer, Fields and Younger, which, from time to time, provides legal services to the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of November 1999.

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

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
           /s/ LINDA J. WACHNER             Chairman of the Board of Directors;    November 1, 1999
 .........................................    Chief Executive Officer (Principal
            (LINDA J. WACHNER)                Executive Officer)

          /s/ MICHAEL P. MC HUGH            Senior Vice President and Chief        November 1, 1999
 .........................................    Financial Officer (Principal
           (MICHAEL P. MC HUGH)               Financial and Accounting Officer)

           /s/ STANLEY S. ARKIN             Director                               November 1, 1999
 .........................................
            (STANLEY S. ARKIN)

         /s/ STUART S. BUCHALTER            Director                               November 1, 1999
 .........................................
          (STUART S. BUCHALTER)

       /s/ JOSEPH A. CALIFANO, JR.          Director                               November 1, 1999
 .........................................
        (JOSEPH A. CALIFANO, JR.)

        /s/ WILLIAM S. FINKELSTEIN          Director                               November 1, 1999
 .........................................
         (WILLIAM S. FINKELSTEIN)

           /s/ ROBERT D. WALTER             Director                               November 1, 1999
 .........................................
            (ROBERT D. WALTER)

                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ........................... 'TM'
The registered trademark symbol shall be expressed as ................ 'r'