Form 10-Q
period 1999-10-02
AUTHENTIC FITNESS CORP
filed 1999-11-16
CIK 887538

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     The number of shares of the registrant's Common Stock outstanding as of November 11, 1999 was: 20,137,661.

________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         AUTHENTIC FITNESS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                              OCTOBER 2, 1999   JULY 3, 1999
                                                              ---------------   ------------
                                                                (UNAUDITED)
                                                                (IN THOUSANDS OF DOLLARS)
                           ASSETS
Current assets:
     Cash...................................................     $    266         $  1,216
     Accounts receivable -- net.............................       77,883          123,850
     Accounts receivable from affiliates....................        1,982            5,189
     Inventories:
          Finished goods....................................       62,438           50,245
          Raw material and work in process..................       32,884           22,012
                                                                 --------         --------
               Total inventories............................       95,322           72,257
     Other current assets...................................       11,212            7,056
                                                                 --------         --------
               Total current assets.........................      186,665          209,568
Property, plant and equipment, (net of accumulated
  depreciation of $31,527 and $27,701, respectively)........       51,038           50,265
Other assets, net...........................................       69,814           63,393
                                                                 --------         --------
                                                                 $307,517         $323,226
                                                                 --------         --------
                                                                 --------         --------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility..............     $ 67,819         $ 63,019
     Current maturities of long-term debt...................       11,661           11,826
     Accounts payable and accrued liabilities...............       45,731           49,401
     Payable to affiliates..................................       16,075           22,299
     Other accrued expenses.................................        7,653            7,603
     Accrued (prepaid) income taxes.........................       (3,219)           6,454
     Deferred income taxes..................................        2,325            2,325
                                                                 --------         --------
               Total current liabilities....................      148,045          162,927
Long-term debt..............................................       21,374           22,476
Deferred income taxes.......................................        6,218            6,222
Minority interest...........................................          258           --
Stockholders' equity:
     Preferred Stock; $.01 par value........................      --                --
     Common Stock; $.001 par value..........................           23               23
     Additional paid-in capital.............................      163,942          163,770
     Accumulated other comprehensive income.................       (1,175)          (1,105)
     Retained earnings......................................       13,153           18,638
     Treasury stock, at cost................................      (44,321)         (49,725)
                                                                 --------         --------
               Total stockholders' equity...................      131,622          131,601
                                                                 --------         --------
                                                                 $307,517         $323,226
                                                                 --------         --------
                                                                 --------         --------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                     FIRST QUARTER ENDED
                                                              ---------------------------------
                                                              OCTOBER 2, 1999   OCTOBER 3, 1998
                                                              ---------------   ---------------
                                                                         (UNAUDITED)
                                                                  (IN THOUSANDS OF DOLLARS
                                                                   EXCEPT PER SHARE DATA)
Net revenues................................................     $ 43,859          $ 39,619
Cost of goods sold..........................................       27,175            25,428
                                                               ----------        ----------
Gross profit................................................       16,684            14,191
Selling, general and administrative expenses (See Note 5)...       22,040            24,145
                                                               ---------        ----------
Income (loss) before interest, income taxes, minority
  interest and cumulative effect of change in accounting
  principle.................................................       (5,356)           (9,954)
Interest expense............................................        3,238             2,469
                                                               ----------        ----------
Income (loss) before income taxes, minority interest and
  cumulative effect of change in accounting principle.......       (8,594)          (12,423)
Provision (benefit) for income taxes........................       (3,352)           (4,845)
                                                               ----------        ----------
Income (loss) before minority interest and cumulative effect
  of change in accounting principle.........................       (5,242)           (7,578)
Minority interest...........................................            7             --
                                                               ----------        ----------
Income (loss) before cumulative effect of change in
  accounting principle......................................       (5,235)           (7,578)
Cumulative effect of change in accounting principle, net of
  tax benefit...............................................        --               (2,518)
                                                                 --------        ----------
Net income (loss)...........................................     $ (5,235)         $(10,096)
                                                               ----------        ----------
                                                               ----------        ----------
Basic earnings (loss) per share:
     Income (loss) before cumulative effect of change in
       accounting principle.................................       $(0.26)           $(0.34)
     Cumulative effect of change in accounting principle....        --                (0.12)
                                                               ----------        ----------
Basic earnings (loss) per share.............................       $(0.26)           $(0.46)
                                                               ----------        ----------
                                                               ----------        ----------
Diluted earnings (loss) per share:
     Income (loss) before cumulative effect of change in
       accounting principle.................................       $(0.26)           $(0.34)
     Cumulative effect of change in accounting principle....        --                (0.12)
                                                               ----------        ----------
Diluted earnings (loss) per share...........................       $(0.26)           $(0.46)
                                                               ----------        ----------
                                                               ----------        ----------

Cash dividends declared per share of common stock...........       $ 0.01            $ 0.01
                                                               ----------        ----------
                                                               ----------        ----------
Weighted average number of common stock outstanding:
     Basic..................................................   19,892,790        22,071,483
                                                               ----------        ----------
                                                               ----------        ----------
     Diluted................................................   19,892,790        22,071,483
                                                               ----------        ----------
                                                               ----------        ----------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH

                                                                     FIRST QUARTER ENDED
                                                              ---------------------------------
                                                              OCTOBER 2, 1999   OCTOBER 3, 1998
                                                              ---------------   ---------------
                                                                         (UNAUDITED)
                                                                  (IN THOUSANDS OF DOLLARS)
Cash flows from operating activities:
     Net income (loss)......................................     $ (5,235)         $(10,096)
     Non-cash items included in net income (loss):
          Depreciation and amortization.....................        3,167             2,638
          Other.............................................          668             1,090
          Facility consolidations...........................      --                  3,074
          Cumulative effect of change in accounting
            principle.......................................      --                  4,128
     Income taxes...........................................       (9,673)           (9,486)
     Other changes in operating accounts....................       10,622            30,648
                                                                 --------          --------
          Net cash provided by (used in) operating
            activities......................................         (451)           21,996
                                                                 --------          --------
Cash flows from investing activities:
     Purchase of equipment and other long-term assets.......       (2,360)           (2,155)
     Payments for acquisition, net of cash acquired.........       (3,258)          --
     Other, net.............................................          528            (1,138)
                                                                 --------          --------
          Net cash used in investing activities.............       (5,090)           (3,293)
                                                                 --------          --------
Cash flows from financing activities:
     Net borrowing (repayments) under revolving credit
       facility.............................................        4,800             5,038
     Net proceeds from the sale of common stock and exercise
       of stock options.....................................          172                 2
     Repayments of debt.....................................         (134)             (158)
     Purchase of treasury stock.............................      --                (23,382)
     Dividends paid.........................................         (247)             (271)
     Payment of deferred financing fees.....................      --                    (30)
                                                                 --------          --------
          Net cash provided by (used in) financing
            activities......................................        4,591           (18,801)
                                                                 --------          --------
Decrease in cash............................................         (950)              (98)
Cash at beginning of period.................................        1,216               638
                                                                 --------          --------
Cash at end of period.......................................     $    266          $    540
                                                                 --------          --------
                                                                 --------          --------
Other changes in operating accounts:
     Accounts receivable....................................     $ 49,406          $ 52,815
     Inventories............................................      (23,010)          (17,824)
     Other current assets...................................       (4,145)           (3,366)
     Accounts payable and accrued liabilities...............      (11,629)             (977)
                                                                 --------          --------
                                                                 $ 10,622          $ 30,648
                                                                 --------          --------
                                                                 --------          --------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                         AUTHENTIC FITNESS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1 -- BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated condensed financial statements contain all of the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of October 2, 1999 as well as its results of operations and cash flows for the periods ended October 2, 1999 and October 3, 1998. Operating results for interim periods may not be indicative of results for the full fiscal year. The consolidated condensed balance sheet as of July 3, 1999 is derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year then ended. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1999. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

     Start-Up Costs: In April 1998, the Financial Accounting Standards Board ('FASB') approved the Statement of Position ('SOP') 98-5 'Reporting on the Costs of Start-Up Activities'. The Company adopted SOP 98-5 effective beginning fiscal 1999. The SOP requires that start-up costs, as defined, be expensed as incurred. It had been the Company's consistent accounting policy to capitalize such costs for amortization over appropriate periods from 12 to 36 months. The Company recorded a cumulative charge of approximately $2.5 million, net of income taxes (or $0.12 per diluted share) in the first quarter of fiscal 1999.

2 -- ACQUISITION OF UBERTECH TEXAS, INC.

     On July 21, 1999, the Company entered into a Stock Purchase Agreement with the owners of Ubertech Texas, Inc., a Texas corporation. Ubertech Texas, Inc. specializes in the application of silicone-based graphics to apparel products. The Stock Purchase Agreement calls for the Company to purchase 70% of the Common Stock of Ubertech Texas, Inc., with an option to purchase the remaining 30% of the Common Stock at a later date. The aggregate purchase price was $8.7 million, of which $3.3 million was paid in cash and approximately 0.3 million shares of the Company's Common Stock was issued from treasury. The excess cost over net assets acquired as a result of this transaction was approximately $8.5 million, which is being amortized on a straight-line basis over 10 years. Pro forma financial information is not presented as the acquisition is not considered a significant business combination.

3 -- CAPITAL STOCK

     On August 19, 1999, the Company's Board of Directors declared a quarterly cash dividend of $0.0125 per share to be paid on October 7, 1999 to shareholders of record as of September 2, 1999. In 1997, the Company's Board of Directors authorized a stock repurchase program which currently allows the Company to buy up to $50.0 million of its outstanding Common Stock. As of October 2, 1999, the Company had purchased approximately 3.3 million shares of its Common Stock for an aggregate purchase price of approximately $49.7 million. In the first quarter of fiscal 2000, the Company issued approximately 0.3 million shares of its Common Stock from treasury valued at approximately $5.4 million in connection with the acquisition of Ubertech Texas, Inc.

     On August 19, 1999, the Board of Directors of the Company adopted a Rights Agreement (the "Agreement"). Under the terms of the Agreement, as amended, the Company declared a dividend distribution of one Right for each outstanding share of common stock of the Company to stockholders of record on August 31, 1999. Each Right entitles the holder to purchase from the Company a unit consisting of one one-thousandth of a Series A Junior Participating Preferred Stock, par value $.01 per share at a purchase price of $100 per unit. The Rights only become exercisable, if not redeemed, ten days after a person or group has acquired 15% or more of the Company's common stock or the announcement of a tender offer that would result in a person or group acquiring 15% or more of the Company's common stock. The Agreement expires on August 31, 2009, unless earlier redeemed or extended by the Company.

4 -- DEBT

     On September 6, 1996, the Company entered into a $200 million credit agreement with GE Capital, The Bank of Nova Scotia, Societe Generale and Union Bank of California (the '$200 Million Credit Agreement'). The $200 Million Credit Agreement is for a term of five years and provided for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility (the 'Revolving

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

Loan') in the amount of $150 million. On March 18, 1998, after a syndication of the Company's $200 million credit facility was oversubscribed, the Company and its banks agreed to increase the amount of credit available under the Company's Revolving Loan to $165 million while maintaining the Company's outstanding balance of $45 million on its Term Loan. Borrowing under the $200 Million Credit Agreement accrued interest at LIBOR plus 1.0% beginning in the first quarter of fiscal 1998. The rate of interest payable on outstanding borrowing automatically decreased to LIBOR plus 0.75%, as the Company's EBITDA to debt ratio improved.

     In June 1998, the Company entered into an interest rate swap agreement (the 'Swap Agreement') with a bank that is a lender in the $200 Million Credit Agreement. The Swap Agreement allows the Company to convert variable rate borrowings with a notional amount of $75 million to a fixed rate interest rate. Borrowings under the Swap Agreement are currently fixed at 6.66% until maturity in September 2003. The variable rate under the Swap Agreement of LIBOR was approximately 6.1% as of October 2, 1999. Differences between the fixed interest rate and the variable interest rate are settled quarterly and resulted in additional interest expense of approximately $0.3 million for the three months ended October 2, 1999.

     On December 23, 1998, the Company entered into a $50 million credit agreement ('Trade Credit Facility') with certain lenders under the Company's $200 Million Credit Agreement for the issuance of letters of credit and trade financing. The trade financing portion of the Trade Credit Facility has a $40 million limit and accrues interest at the lender's base rate plus 0.50% or at LIBOR plus 1.50% on the unpaid principal. The Trade Credit Facility expires in December 1999. In conjunction with entering into the Trade Credit Facility, the Company also amended certain portions of its $200 Million Credit Agreement to facilitate such Trade Credit Facility.

5 -- FACILITY CONSOLIDATIONS

     On October 2, 1998, the Company announced plans to discontinue sourcing from KT West, Inc. from the Company's owned Checotah, Oklahoma facility and to consolidate sourcing from the Company's leased Montebello, California facility into the Company's Commerce, California facility. This decision was part of the Company's continued strategy to secure the most efficient sourcing of its products. The Company recorded a charge of approximately $3.3 million ($2.0 million net of income tax benefits)(or $0.09 per diluted share) in the first quarter of fiscal 1999 primarily related to the above, including pretax charges of $2.2 million in non-cash asset write-offs, $0.6 million in connection with contractual obligations to KT West, Inc. and $0.5 million in other costs.

6 -- EARNINGS (LOSS) PER SHARE

     Options to purchase approximately 4.8 million shares of Common Stock were not included in the computation of diluted earnings (loss) per share as the impact would be antidilutive.

7 -- BUSINESS SEGMENTS

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

     The Designer Swimwear Division designs, manufactures, imports and markets a product line consisting of women's swimwear under nationally recognized brand names: Ralph Lauren'r', Polo Sport Ralph Lauren'r', Polo Sport-RLX'r', Anne Cole'r', Catalina'r', Cole of California'r', Oscar de la Renta'r', Sunset Beach'r', Sandcastle'r', Sporting Life'r' and White Stag'r'.

                         AUTHENTIC FITNESS CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     Speedo'r' Authentic Fitness'r' retail stores sell the Company's Speedo'r' and Speedo'r' Authentic Fitness'r' products to the general public through 141 retail stores, including its E-commerce site -- Speedo.com. The stores are designed to appeal to participants in water and land-based fitness activities and to offer a complete line of Speedo'r' and Speedo'r' Authentic Fitness'r' products that sell throughout the year. The Company designs, manufactures and imports the product lines.

     Information by business segment is set forth below (in thousands):

                                                                       SPEEDO'r'
                                                                       AUTHENTIC
                                                                       FITNESS'r'
                                                          DESIGNER      RETAIL
                                               SPEEDO'r'  SWIMWEAR      STORES        OTHER     TOTAL
                                               --------   --------      ------        -----     -----
Three months ended October 2, 1999:
     Net Revenues............................  $20,998    $ 5,669       $16,606      $   586   $43,859
     Adjusted EBITDA.........................   (1,465)    (2,381)        1,857          (31)   (2,020)
Three months ended October 3, 1998:
     Net Revenues............................   22,279      2,504        14,836                 39,619
     Adjusted EBITDA.........................   (1,523)    (3,269)        1,067                 (3,725)

     A reconciliation of total segment Adjusted EBITDA to total consolidated income before income taxes, minority interest and cumulative effect of change in accounting principle for the three months ended October 2, 1999 and October 3, 1998, respectively, is as follows:

                                                                  FIRST QUARTER ENDED
                                                              ---------------------------
                                                              OCTOBER 2,       OCTOBER 3,
                                                                 1999             1998
                                                                 ----             ----
                                                               (IN THOUSANDS OF DOLLARS)
Total Adjusted EBITDA for reportable segments...............   $(2,020)         $ (3,725)
General corporate expenses not allocated....................       169               267
Facility consolidations.....................................     --                3,324
Depreciation and amortization...............................     3,167             2,638
Interest Expense............................................     3,238             2,469
                                                               -------          --------
Income (loss) before income taxes, minority interest and
  cumulative effect of change in accounting principle.......   $(8,594)         $(12,423)
                                                               -------          --------
                                                               -------          --------

8 -- COMPREHENSIVE INCOME

                                                                  FIRST QUARTER ENDED
                                                              ---------------------------
                                                              OCTOBER 2,       OCTOBER 3,
                                                                 1999             1998
                                                                 ----             ----
                                                               (IN THOUSANDS OF DOLLARS)
Net income (loss)...........................................   $(5,235)         $(10,096)
Other comprehensive income (loss):
     Foreign currency translation adjustments...............       (70)             (346)
                                                               -------          --------
Comprehensive income (loss).................................   $(5,305)         $(10,442)
                                                               -------          --------
                                                               -------          --------

9 -- SUBSEQUENT EVENT

     On October 10, 1999, the Company received notification from The Warnaco Group, Inc. ('Warnaco') of Warnaco's offer to acquire all of the outstanding Common Stock of the Company in a negotiated transaction for $20.50 per share in cash plus the assumption of the Company's debt. The Company formed a special committee of the independent members of the Board of Directors ('Special Committee'), which retained legal and financial advisors to evaluate Warnaco's proposal. On November 15, 1999, Warnaco and the Company entered into a definitive merger agreement for Warnaco's acquisition, subject to certain conditions, of all of the Common Stock of the Company for $20.80 per share in cash, plus the assumption of the Company's debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)

                                                                     FIRST QUARTER ENDED
                                                              ---------------------------------
                                                              OCTOBER 2, 1999   OCTOBER 3, 1998
                                                              ---------------   ---------------
                                                                  (IN MILLIONS OF DOLLARS)
Net revenues................................................       $43.9            $ 39.6
Cost of goods sold..........................................        27.2              25.4
                                                                   -----            ------
Gross profit................................................        16.7              14.2
% to net revenue............................................        38.0%             35.8%
Selling, general and administrative expenses................        22.0              20.8
Facility consolidations.....................................      --                   3.3
                                                                   -----            ------
Income (loss) before interest, income taxes, minority
  interest and cumulative effect of change in accounting
  principle.................................................        (5.3)             (9.9)
Interest expense............................................         3.2               2.5
Income tax (benefit)........................................        (3.3)             (4.8)
                                                                   -----            ------
Income before cumulative effect of change in accounting
  principle.................................................        (5.2)             (7.6)
Cumulative effect of change in accounting principle.........      --                  (2.5)
                                                                   -----            ------
Net income (loss)...........................................       $(5.2)           $(10.1)
                                                                   -----            ------
                                                                   -----            ------

                            ------------------------

     Net revenues for the first quarter of fiscal 2000 increased $4.2 million or 10.7% to $43.9 million in fiscal 2000 compared with $39.6 million in fiscal 1999.

        SPEEDO'r' DIVISION. Net revenues decreased $1.3 million or 5.7% to $21.0 million in the first quarter of fiscal 2000 compared with $22.3 million in first quarter of fiscal 1999. The decrease in Speedo'r' net revenues is due to lower off-price sales in the first quarter of fiscal 2000.

        DESIGNER SWIMWEAR DIVISION. Net revenues increased $3.2 million or 126.3% to $5.7 million in the first quarter of fiscal 2000 compared with $2.5 million in the first quarter of fiscal 1999. The increase in Designer Swimwear net revenues was driven by the Ralph Lauren'r', Polo Sport Ralph Lauren'r', Polo Sport-RLX'r' and Anne Cole'r' brands.

        SPEEDO'r' AUTHENTIC FITNESS'r' RETAIL STORES DIVISION. Net revenues increased $1.8 million or 11.9% to $16.6 million in the first quarter of fiscal 2000 compared with $14.8 million in the first quarter of fiscal 1999. Comparable store sales increased by 12.3% in the first quarter of fiscal 2000. The Company opened two new stores during the first quarter of fiscal 2000.

     Gross profit in the first quarter of fiscal 2000 increased $2.5 million to $16.7 million from $14.2 million in the first quarter of fiscal 1999. Gross profit as a percentage of net revenues was 38.0% in the first quarter of fiscal 2000 compared to 35.8% in the first quarter of fiscal 1999. The improvement in gross profit is a result of purchase savings and lower costs of off-shore production, along with increased margins at the Speedo'r' Authentic Fitness'r' Retail Stores division and Designer Swimwear division due to increased net revenues.

     Selling, general and administrative expenses for the first quarter of fiscal 2000 increased to $22.0 million from $20.8 million in the first quarter of fiscal 1999. Selling, general and administrative expenses as a percentage of net revenues decreased 2.3% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The decrease in selling, general and administrative expenses as a percentage of net revenues is attributable to decreased sales promotional expense in the first quarter of fiscal 2000 versus the prior year period.

     The Company recorded a charge of $2.0 million, net of income tax benefits (or $0.09 per diluted share) in the first quarter of fiscal 1999 related to discontinued sourcing from KT West, Inc. from the

Company's owned Checotah, Oklahoma facility and to consolidate sourcing from the Company's leased Montebello, California facility into the Company's Commerce, California facility.

     Interest expense increased to $3.2 million in the first quarter of fiscal 2000 from $2.5 million in the first quarter of fiscal 1999. The increase in interest expense in the first quarter of fiscal 2000 is primarily the result of the Company's stock repurchase program, through which $40.8 million of the Company's Common Stock was repurchased in fiscal 1999.

     The Company's effective income tax rate was 39% for the first quarter of fiscal 2000 and the first quarter of fiscal 1999.

     Net loss for the first quarter of fiscal 2000 was $(5.2) million compared to a net loss of $(10.1) million in the first quarter of fiscal 1999. The decreased net loss reflects the impact of the Company's decision to consolidate sourcing and the adoption of the SOP regarding the costs of start-up activities in the first quarter of fiscal 1999 and increased net revenues and gross profit in the first quarter of fiscal 2000, partially offset by an increase in interest expense, as noted above.

CAPITAL RESOURCES AND LIQUIDITY

     On September 6, 1996, the Company entered into a $200 million credit agreement with GE Capital, The Bank of Nova Scotia, Societe Generale and Union Bank of California (the '$200 Million Credit Agreement'). The $200 Million Credit Agreement is for a term of five years and provided for a term loan (the 'Term Loan') in the amount of $50 million and a revolving loan facility (the 'Revolving Loan') in the amount of $150 million. On March 18, 1998, after a syndication of the Company's $200 million credit facility was oversubscribed, the Company and its banks agreed to increase the amount of credit available under the Company's Revolving Loan to $165 million while maintaining the Company's outstanding balance of $45 million on its Term Loan. Borrowing under the $200 Million Credit Agreement accrued interest at LIBOR plus 1.0% beginning in the first quarter of fiscal 1998. The rate of interest payable on outstanding borrowing automatically decreased to LIBOR plus 0.75%, as the Company's EBITDA to debt ratio improved.

     The $200 Million Credit Agreement as amended, allows the Company to purchase up to $50 million of its Common Stock. The Company's Board of Directors has authorized a stock repurchase program which currently allows the Company to buy up to $50 million of its outstanding Common Stock. As of October 2, 1999, the Company had purchased approximately 3.3 million shares of the Company's Common Stock at an aggregate cost of approximately $49.7 million.

     On December 23, 1998, the Company entered into a $50 million credit agreement ('Trade Credit Facility') with certain lenders under the Company's $200 Million Credit Agreement for the issuance of letters of credit and trade financing. The trade financing portion of the Trade Credit Facility has a $40 million limit and accrues interest at the lender's base rate plus 0.50% or at LIBOR plus 1.50% on the unpaid principal. The Trade Credit Facility expires in December 1999. In conjunction with entering into the Trade Credit Facility, the Company also amended certain portions of its $200 Million Credit Agreement to facilitate such Trade Credit Facility.

     On August 16, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared its first quarterly cash dividend of $0.0125 per share, equivalent of an annual rate of $0.05 per share. The Company has since declared seventeen successive quarterly cash dividends of $0.0125 per share. The Company believes that its stock repurchase program as well as the regular quarterly cash dividend demonstrates the Company's ongoing commitment to increase stockholder value.

     The Company plans to expand its channels of distribution and provide growth in its operations by opening additional Speedo'r' Authentic Fitness'r' retail stores. The Company currently has 141 stores open, including its E-commerce site and expects to open a total of ten stores during fiscal 2000. The cost of leasehold improvements, fixtures and the additional working capital associated with the opening of an average new store is expected to be approximately $250,000.

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

     Cash used in operating activities for the first quarter of fiscal 2000 was $(0.5) million compared to cash provided of $22.0 million in the first quarter of fiscal 1999. The increase in cash used in operating activities in the first quarter of fiscal 2000 is primarily due to an increase in inventory and decreased accounts payable versus the prior year. Cash used in investing activities was $(5.1) million in the first quarter of fiscal 2000 compared to $(3.3) million in the first quarter of fiscal 1999. The increase in cash used in investing activities primarily reflects the acquisition of Ubertech Texas, Inc. during the first quarter of fiscal 2000. Cash provided by financing activities was $4.6 million in the first quarter of fiscal 2000 compared to a use of $(18.8) million in the first quarter of fiscal 1999. The increase in cash provided by financing activities primarily reflects the repurchase of $23.4 million of the Company's Common Stock in the first quarter of fiscal 1999. The Company's Revolving Loan balance was $67.8 million at the end of the first quarter of fiscal 2000. At November 11, 1999, the Company had approximately $75.4 million of additional credit available under its Revolving Loan.

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

SUBSEQUENT EVENT

     On October 10, 1999, the Company received notification from The Warnaco Group, Inc. ('Warnaco') of Warnaco's offer to acquire all of the outstanding Common Stock of the Company in a negotiated transaction for $20.50 per share in cash plus the assumption of the Company's debt. The Company formed a special committee of the independent members of the Board of Directors ('Special Committee'), which retained legal and financial advisors to evaluate Warnaco's proposal. On November 15, 1999, Warnaco and the Company entered into a definitive merger agreement for Warnaco's acquisition, subject to certain conditions, of all of the Common Stock of the Company for $20.80 per share in cash, plus the assumption of the Company's debt.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or trading purposes. The Company has entered into an interest rate swap agreement to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of October 2, 1999, approximately $75 million of interest-rate sensitive obligations were swapped to achieve a fixed rate of 6.66%, limiting the Company's risk to any future shift in interest rates. As of October 2, 1999, the net fair value liability of all financial instruments (primarily interest rate swap agreements) with an exposure to interest rate risk was approximately $0.7 million. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $1.5 million.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         21.1 -- Subsidiaries of the Registrant.

         27.1 -- Financial Data Schedule.

     (b) Reports on Form 8-K

         A Report on Form 8-K was filed on August 19, 1999 in connection with the execution of the Rights Agreement, as amended, between the Registrant and The Bank of New York, as Rights Agent.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AUTHENTIC FITNESS CORPORATION

Date: November 16, 1999                   By:      /s/ CHRISTOPHER G. STAFF
                                             ...................................
                                                    CHRISTOPHER G. STAFF
                                               PRESIDENT AND CHIEF OPERATING
                                                         OFFICER

Date: November 16, 1999                   By:       /s/ MICHAEL P. MC HUGH
                                             ...................................
                                                     MICHAEL P. MC HUGH
                                              SENIOR VICE PRESIDENT AND CHIEF
                                                    FINANCIAL OFFICER
                                             PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER

                            STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as......................'r'